Form 10-Q
period 1996-06-30
BIOMUNE SYSTEMS INC
filed 1996-08-12
CIK 714634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
       SECURITIES    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED JUNE 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM _____________ TO   _____________

                        Commission File Number 0-11472

                               BIOMUNE SYSTEMS, INC.
      (Exact name of registrant as specified in its charter)

       Nevada                                  87-0380088
(State or other  jurisdiction  of      (I.R.S. Employer Identification No.)
 incorporation or organization)

                          540 Arapeen Drive, Suite 202
                        Salt Lake City, Utah 84108-1202
                                    (801) 582-2345
 (Address and telephone number of principal executive offices)

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

         Class                          Outstanding as of July 15, 1996
       Common Stock, $0.0001 par                  19,818,201
       value Series A 10% Cumulative
       Convertible Preferred Stock,
       $0.0001 par value                             141,570(1)

       Series B 10% Cumulative
       Convertible Non-Voting
       Preferred Stock,
       $0.0001 par value                              11,058(1)

       Series D 8% Cumulative
       Convertible Non-Voting
       Preferred Stock,
       $0.0001 par value                               2,000(1)

(1)Shares   of  Series  A,  Series  B  and  Series  D  Cumulative
Convertible Preferred Stock have been included because such shares may be converted at anytime into shares of Common Stock. With respect to the 2,000 shares of Series D Cumulative Convertible Preferred Stock presented herein as issued and outstanding, certificates for these shares had not been physically issued as of July 15, 1996.

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                      Page
                                                                     No.
      1. Financial Statements

          Unaudited Condensed Consolidated Balance Sheets as
          of June 30, 1996 and September 30, 1995                     3

          Unaudited  Condensed  Consolidated  Statements  of
          Operations for the three and nine months ended June
          30, 1996  and June 30, 1995                                 5

          Unaudited Condensed Consolidated Statements of Cash
          Flows for the  nine months ended June 30, 1996 and
          June  30, 1995                                              6

          Notes to Unaudited Condensed Consolidated Financial
          Statements                                                  8


       2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       12

PART II.    OTHER INFORMATION                                        19

PART I - ITEM 1                                             Page 1 of 2

           BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                (A Development Stage Company)

            CONDENSED CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)

                           ASSETS




                                       June 30,   September 30,
                                         1996          1995
                                       -------    -----------


       Current assets:
         Cash and cash equivalents    $4,595,896  $5,206,112
         Accounts receivable, net        112,277      98,402
         Inventories                      91,662     100,324
         Amounts due from related        179,804     362,805
       parties
         Employee loans                   15,000           -
                                        --------   ---------
           Total current assets        4,994,639   5,767,643

       Property and equipment, net       416,091     105,763
       Other assets, net                 763,831     845,014
                                       ---------    --------
           Total assets               $6,174,561  $6,718,420
                                      ----------  ----------







                              `










    The accompanying notes are an integral part of these condensed consolidated balance sheets.

           BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                (A Development Stage Company)

            CONDENSED CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)

            LIABILITIES AND SHAREHOLDERS' EQUITY



                                       June 30,   September 30,
                                          1996       1995
                                      ---------   -------------

       Current liabilities:
          Accounts payable and
       accrued liabilities           $   285,067   $  235,155
          Accrued payroll and
       payroll taxes                      14,502       36,619
                                          72,674      117,471
                                     -----------   -----------
         Total current liabilities       372,243      389,245
                                     -----------   ----------

       Shareholders' equity:
          Convertible Preferred Stock:
          Series A, 141,570 and
           213,833 shares outstanding,
           respectively                   679,113      994,049
          Series B, 11,058 and
           10,058 shares outstanding,
           respectively                   163,837      148,837
          Series D, 2,000 shares
           outstanding                  1,542,290            -
          Common Stock, 19,818,201
           and 17,439,189 shares
           outstanding, respectively        1,982        1,744
          Additional paid-in capital   26,590,051   22,707,916
          Deficit accumulated during
           the development stage      (21,364,126) (16,858,480)
          Deferred consulting expense    (365,602)    (674,891)
          Preferred Stock subscription
           receivable                  (2,000,000)           -
          Common Stock warrants           554,773       10,000
                                      -----------   ----------
         Total shareholders' equity     5,802,318    6,329,175
                                      -----------   ----------
         Total liabilities and
          shareholders' equity      $   6,174,561  $ 6,718,420
                                    =============  ===========

    The accompanying notes are an integral part of these condensed consolidated balance sheets.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                   For the Three Months     For the Nine Months
                                      Ended June 30,              Ended June 30,
                                 -----------------------   --------------------
                                  1996        1995          1996        1995
                                -------      ------        ------      ------

       REVENUES           $      97,486  $  141,052  $    338,016  $   344,967
                               --------     -------      --------     --------
       OPERATING
       EXPENSES:
        Cost of revenues         64,103      84,631       207,939      206,791
        Management, consulting
         and research fees    1,111,228     524,427     2,778,520    1,980,333
        Other general and
         administrative         619,670     325,530     2,005,046    1,100,774
        Total operating
         expenses             1,795,001     934,588     4,991,505    3,287,898
                              ---------   ---------     ---------   ----------
       LOSS FROM OPERATIONS  (1,697,515)   (793,536)   (4,653,489)  (2,942,931)

       INTEREST INCOME           70,498     105,399       220,518      389,785
                                -------    --------      --------     --------
       NET LOSS              (1,627,017)   (688,137)   (4,432,971)  (2,553,146)

       PREFERRED STOCK
        DIVIDENDS               (20,759)    (28,250)      (72,674)     (89,221)

       NET LOSS APPLICABLE
        TO COMMON SHARES    $(1,647,776)  $(716,387)  $(4,505,645)  $(2,642,367)
                            ===========   =========   ===========   ===========
       NET LOSS PER COMMON
        SHARE                    $ (.08)    $  (.04)      $  (.24)      $  (.16)
                                 ======     =======       =======       =======
       WEIGHTED AVERAGE COMMON
        SHARES OUTSTANDING   19,668,045  17,198,525     18,946,521    17,040,462
                             ==========  ==========     ==========    =========



              The accompanying notes are an integral part of these
                       condensed consolidated statements.

           BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                (A Development Stage Company)

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

      Increase (Decrease) in Cash and Cash Equivalents
                                                   For the Nine Months
                                                       Ended June 30,
                                                    --------------------
                                                      1996         1995
                                                    --------     -------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                         $ (4,432,971)  $ (2,553,146)
Adjustments to reconcile net loss to
net cash used in operating activities:
   Depreciation and amortization                      130,793        130,977
   Loss on disposal of fixed assets                    39,163              -
   Issuance of common stock and
    warrants for services                             548,246        254,074
   Amortization of deferred consulting
    expense                                           735,572        507,965
   Exchange of related party note receivable          125,662              -
   Changes in assets and liabilities:
    Accounts receivable, net                          (13,875)       (25,354)
    Inventories                                         8,662          1,485
    Other assets                                       (6,249)             -
    Accounts payable and accrued liabilities           49,912       (102,264)
    Accrued payroll and payroll taxes                 (22,117)        18,943
                                                  -----------   ------------
    Net cash used in operating activities          (2,837,202)    (1,767,320)
                                                  -----------   ------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of property and equipment                   (392,853)       (39,591)
Loans to employees                                    (25,832)             -
Net payments from related parties                      68,171         39,710
                                                   ----------    -----------
Net cash (used in) provided by
 investing activities                                (350,514)           119
                                                   ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series D
 preferred stock and related common stock
 warrants, net of offering costs                    2,555,000              -
Proceeds from exercise of common stock warrants        22,500              -
Proceeds from issuance of common stock                      -         45,000
Proceeds from issuance of common stock warrants             -         10,000
Payments for settlement of consulting agreements            -       (420,000)
                                                   ----------    -----------
    Net cash provided by (used in)
     financing activities                           2,577,500       (365,000)
                                                   ----------    -----------


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                Increase (Decrease) In Cash and Cash Equivalents

                                                   For the Nine Months
                                                      Ended June 30,
                                                 ----------------------
                                                     1996          1995
                                                  ----------      --------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                     $  (610,216)   $(2,132,201)

CASH AND CASH EQUIVALENTS AT
BEGINNING  OF THE PERIOD                           5,206,112      7,935,221
                                                 -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF
 THE PERIOD                                       $4,595,896     $5,803,020
                                                  ==========     ==========




SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended June 30, 1996 and June 30, 1995, 92,757 and 150,240 shares of Series A Preferred Stock with a recorded value of $417,407 and $683,200 were converted into 278,271 and 450,720 shares of Common Stock, respectively.

On December 29, 1995, the Company entered into a Subscription Agreement for the sale of a total of 5,000 shares of its Series D Preferred Stock for $1,000 per share (see Note 3).

During the nine months ended June 30, 1996, 3,200 shares of Series D Preferred Stock with a recorded value of $2,467,937 were converted into 1,884,419 shares of Common Stock.

During the nine months ended June 30, 1996, 20,494 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock were issued as payment of accrued Preferred Stock dividends.

During the nine months ended June 30, 1995, 8,632 shares of Series B Preferred Stock with a recorded value of $129,480 were converted into 25,896 shares of Common Stock.






The accompanying notes are an integral part of these condensed consolidated statements.

           BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                (A Development Stage Company)

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

(1)  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 1995.

(2)  NET LOSS PER COMMON SHARE

Net loss per common share is computed based on the weighted average number of common shares outstanding during the periods
presented.   Convertible Preferred Stock,  warrants  and  options
outstanding were not included in the computations because any assumption of conversion would be anti-dilutive, thereby decreasing net loss per common share. Preferred Stock dividends increase the net loss applicable to common shares for purposes of computing the net loss per common share.

(3)  PREFERRED STOCK AND COMMON STOCK TRANSACTIONS

For the nine months ended June 30, 1996, 92,757 shares of Series A Preferred Stock with a recorded value of $417,407 were converted into 278,271 shares of Common Stock. During the nine months ended June 30, 1996, the Company accrued dividends on its outstanding Series A Preferred Stock of $61,424 and accrued dividends on its outstanding Series B Preferred Stock of $11,250. Preferred Stock dividends are payable in either additional shares of Preferred Stock or in cash, at the Board of Directors' option. During the nine months ended June 30, 1996, dividends on Series A and Series B Preferred Stock accrued as of September 30, 1995 totaling $117,472 were paid by issuing 20,494 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock.

On December 29, 1995, the Company entered into a Subscription Agreement for the sale of a total of 5,000 shares of its Series D Preferred Stock for $5 million (or $1,000 per share). Pursuant to the terms of the Offshore Securities Subscription Agreement related to the Series D Preferred Stock, the Company received a total of $3 million in cash (less certain costs and expenses of the offering, including 200 shares of Series D Preferred Stock) on January 3, 1996, with the $2 million balance being subject to a Non-Negotiable Promissory Note dated December 17, 1995 (the "Note") payable to the Company. The Note, by its terms, was due and payable to the Company on March 31, 1996 without interest; however, the Note provides that the Company has the right, prior to payment, upon not less than 45 days prior written notice, to cancel the Note, in whole or in part. While that cancellation right expired on March 15, 1996, the Company and the maker of the Note agreed to extend the due date of the Note to September 30, 1996 and revise the Company's right of cancellation thereunder. The Note, which is payable to the Company in connection with the purchase of 2,000 shares of Series D Preferred Stock, is reflected as a deduction from shareholders' equity in the accompanying June 30, 1996 balance sheet. The stock certificates for those 2,000 shares have not been issued.

The  Series D Preferred Stock is convertible into shares  of  the
Company's Common Stock commencing 40 days after the date of the Designation of Rights and Preferences of Series D 8% Cumulative Convertible Non-Voting Preferred Stock (the "Series D Designation") by dividing $1,000 by an amount equal to the Market Price (as that term is defined in the Series D Designation) per share of the Company's Common Stock less 25%; provided, however, that if the Series D Preferred Stock is converted within 90 days of the closing date, it shall be convertible by dividing $1,000 by an amount equal to the lesser of (a) the bid price for the Company's Common Stock on the closing date or (b) the Market Price of the Company's Common Stock less 20%, but in no event less than $1.60 per share of Common Stock so converted. Moreover, in accordance with the terms of the Subscription Agreement, on March 10, 1996, the subscriber of Series D Preferred Stock was granted 1,295,657 warrants to purchase pursuant to Regulation D of the Securities Act of 1933, as amended, a total of 1,295,657 restricted shares of the Company's Common Stock, which warrants are exercisable for two years from the date of grant. The exercise price of those warrants is $2.38, the closing bid price of the Common Stock on December 28, 1995, the day prior to the closing date of the Series D Preferred Stock offering. In connection with the sale of the shares of Series D Preferred Stock, the Company paid commissions totaling $645,000, which commissions were paid as follows: (a) $235,000 in cash paid during November 1995; (b) 200 shares of the Company's Series D Preferred Stock (valued at $1,000 per share) issued during December 1995; and (c) $210,000 in cash paid subsequent to December 31, 1995. The Company determined the relative values of the Series D Preferred Stock and the Common Stock warrants based on an analysis prepared by the Company's investment bankers.

In March 1996, 3,120 shares of Series D Preferred Stock with a recorded value of $2,406,313 were converted into 1,837,310 shares of Common Stock. The remaining outstanding 80 shares of Series D Preferred Stock with a recorded value of $61,624 were converted into 47,059 shares of Common Stock in May 1996.

During the nine months ended June 30, 1996, the Company issued 206,322 shares of Common Stock for services rendered or to be rendered to the Company and recorded expense of $497,229 associated with those shares. Of this expense, $144,495 has been deferred and will be recognized over the term of the related consulting agreement. The Company also has deferred consulting expense related to shares of Common Stock issued under consulting agreements entered into prior to September 30, 1995 as well as from stock warrants issued during fiscal year 1996. These deferred amounts are being recognized over the terms of the agreements as services are provided.

(4)  RELATED-PARTY TRANSACTIONS

The  following table reflects the outstanding balances as of June
30, 1996 and September 30, 1995 on loans made to related parties.
These balances are reflected as amounts due from related parties in the accompanying condensed consolidated balance sheets.

                                June 30,  September 30,
                                 1996         1995
                               --------   -------------
  Federal Land and Development
    Corporation                $179,804      $182,811
  James J. Dalton                     -       179,994
                               --------      --------
                               $179,804      $362,805
                               ========      ========
Federal Land and Development Corporation

These loans bear interest at an annual rate of 12%, are unsecured and are due on demand. As of June 30, 1996, the outstanding principal and interest on these loans was $177,486 and $2,318, respectively. During the three months ended June 30, 1996, the Company received a $20,000 payment on the note.

James J. Dalton

As of September 30, 1995, James J. Dalton owed principal and interest associated with certain loans from the Company totaling $169,668 and $10,326, respectively. During the nine months ended June 30, 1996, Mr. Dalton made principal and interest payments in the amounts of $47,108 and $12,892, respectively. Interest accrued at an annual rate of 12% and these loans were unsecured and due on demand. In January 1996, the Company exchanged the remaining principal and interest balances on these loans, which totaled approximately $126,000, for Mr. Dalton's relinquishment of his right to receive 50 percent of the future net profits of Volu-Sol, Inc., if any, under an existing consulting agreement. In addition, the Company extended the consulting agreement through January 1997, agreed to pay Mr. Dalton $5,000 per month and issued a total of 72,000 shares of free trading Common Stock to Mr. Dalton. The Company also issued to Mr. Dalton warrants to purchase 100,000 shares of Common Stock at $2.31 per share. Consulting expense related to the issuance of the 72,000 shares of Common Stock was $175,500 of which $102,375 was deferred at June 30, 1996 and will be recognized over the remaining term of the consulting agreement.

ADP Management Corporation

The Company renegotiated its agreement with ADP Management Corporation ("ADP") to manage the Company and provide the Company with a Chief Executive Officer for a two-year period beginning October 1, 1995. The Company agreed to pay ADP $16,667 per month and reimburse ADP for all direct expenses incurred on behalf of the Company. Under the agreement, the Company incurred management fees of $150,000 and $112,500 during the nine months ended June 30, 1996 and June 30, 1995, respectively. In addition, under the amended agreement, the Company granted options to purchase 600,000 shares of Common Stock which vest over the two-year term of the agreement. The options have an exercise price of $2.00 per share. Consulting expense of $187,500 was recognized in connection with these option grants of which $117,186 has been deferred as of June 30, 1996.

Effective  June  15, 1996, the agreement with ADP was  terminated
and  David  G. Derrick was hired as an employee of the   Company.
The employment agreement with Mr. Derrick essentially has the same terms as the prior agreement with ADP (as amended).

(5)  STOCK OPTIONS AND WARRANTS

During the nine months ended June 30, 1996, the Company granted options and warrants to purchase a total of 2,283,157 shares of Common Stock at exercise prices ranging from $2.00 to $2.38 per share. Of the total warrants and options granted, 1,295,657 warrants were issued in connection with the issuance of Series D Preferred Stock (see Note 3), 600,000 options were issued in connection with the ADP agreement (see Note 4), and 100,000 options were issued in connection with the James J. Dalton consulting agreement (see Note 4). The remaining options and warrants granted during the nine months ended June 30, 1996 were to various employees and consultants.

On March 26, 1996, the Board of Directors approved, subject to shareholder approval, the adoption of the Biomune Systems, Inc.
1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the granting of incentive stock options ("ISOs") as defined under the Internal Revenue Code of 1986, as amended, and nonqualified stock options ("NSOs"). The 1996 Plan also allows the Company to award shares of Common Stock and designate shares to be purchased by certain individuals. The Company has designated 2,500,000 shares of Common Stock for issuance under the 1996 Plan. The exercise price for ISOs shall not be less than the fair market value at the grant date and the exercise price for NSOs shall not be less than the lesser of: 1) the book value per share as of the end of the fiscal year immediately preceding the grant date, or 2) 50 percent of the fair market value on the date of grant.

(6)  MEDICAL WASTE TECHNOLOGY LICENSE AGREEMENT

The Company owns a 90% interest in a certain technology relating to the sterilization and decontamination of medical devices and waste (the "Sterilization Technology"). Pursuant to a License Agreement dated as of May 6, 1996 (the "Sterilization License"), the Company has granted a 15-year license to Biomed Patent Development L.L.C. ("Biomed"), the owner of the remaining 10% interest in the Sterilization Technology, for the exclusive use of the Sterilization Technology in connection with the manufacture and distribution of medical devices based on the Sterilization Technology and the provision of services relating thereto. Under the Sterilization License the Company will receive royalties for the first year of the Sterilization License (which royalties are due by November 2, 1996) equal to the greater of (i) 7.5% of gross sales or (ii) $45,000. In addition, the Company is entitled to receive royalties for all subsequent years equal to the greater of (i) 0.9% of gross sales or (ii) $90,000.

PART I - ITEM 2

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below.

General

   Biomune Systems, Inc. (the "Company") is a development stage biopharmaceutical and nutraceutical company that, along with its wholly-owned subsidiary Optim Nutrition, Inc. ("Optim Nutrition"), is engaged primarily in the business of research, development, production and marketing of biologic pharmaceutical products and nutraceutical food supplements derived from the Biomune Whey Protein Technology (the "Technology"). Nutraceutical products are food supplements that are derived from a food base and marketed as a beneficial source of nutrients to promote good health. The Company believes that the Technology may be utilized to develop products to treat various gastrointestinal and infectious diseases in humans and that products derived from the Technology may help increase the body's immune response. The Company also believes that certain products derived from the Technology may provide nutritional supplementation for certain individuals who are nutritionally deprived, including (i) individuals with severely compromised immune systems (e.g., people with Acquired Immune Deficiency Syndrome ("AIDS")) and (ii) patients undergoing intensive antibiotic or chemotherapy treatment.

   The Company has filed Investigational New Drug Applications ("IND") with the FDA, the United States government agency that regulates drugs for humans, on two biological pharmaceutical candidates developed from the Technology: BWPT-301O (formerly known as Immuno-C), which the Company believes may prevent and/or treat cryptosporidiosis, a gastrointestinal disease caused by the cryptosporidium parvum (C. parvum) microorganism that causes acute and severe diarrhea in humans; and BWPT-302O, which the Company believes may be used in the treatment of infection by the life-threatening bacteria Escherichia coli, strain 0157:H7 ("E. coli, strain 0157:H7"), a disease that causes severe bloody diarrhea, and in children, a hemolytic uremic syndrome associated with a high risk of permanent kidney damage. The Company is currently conducting Phase II clinical trials on its BWPT-301O product candidate. The Company has now concluded its Phase I clinical trials on BWPT-302O and, after the analysis of the data from those trials, is planning to commence a Phase I/II clinical trial to continue gathering data on the safety and tolerance and to begin evaluating the efficacy of BWPT-302O.

   In addition, based upon the results of and the information obtained from clinical trials and other studies involving the protein whey concentrate (the "Base Product") and BWPT-301O, which suggest potential health-related benefits from the use of nutraceutical products developed utilizing the Technology, the Company, through Optim Nutrition, has developed and commenced preliminary marketing efforts and is now commercially marketing a nutraceutical product based on the Technology. Optim Nutrition has developed one nutraceutical product to date, OptimuneO, which it is marketing to immune-compromised individuals who need nutritional supplementation for any number of reasons. The preliminary test marketing launch (the "pre-launch") on OptimuneO commenced on June 17, 1996. Commercial Marketing commenced on July 8, 1996.

   Through its wholly-owned subsidiary Volu-Sol, the Company is also engaged in the manufacture and distribution of medical diagnostic stains.

   In addition, the Company owns the rights to certain medical waste technologies consisting of (i) a device for the sterilization and decontamination of medical devices and wastes,
(ii) a bioremediation process to detoxify and degrade hazardous substances and (iii) a device and process for the safe treatment of used medical stains. The Company recently granted a license to a third party, Biomed Patent Development L.L.C., to use the technology related to the medical sterilization and decontamination device in return for certain royalties.

   The Company has generated no revenues from the sale of any biological drugs or biological drug candidate, although Optim Nutrition has generated only insignificant revenues from the sale of its nutraceutical product, OptimuneO, since the market launch of that product on July 8, 1996. Although the Company has and continues to receive revenues from the sale of Volu-Sol's medical diagnostic stains, Volu-Sol's business has been operating at a net loss since it was acquired by the Company in December 1991.

   All forward-looking statements contained herein are deemed by the Company to be covered by and to quality for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. Investors and prospective investors are referred to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 for a more detailed discussion of the factors that could cause actual results to differ. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company and its subsidiaries, Optim Nutrition and Volu-Sol. The forward-looking statements and associated risks set forth herein relate to (i) the development and commercialization of OptimuneTM or any other nutraceutical product by Optim Nutrition; (ii) the development of the technologies relating to the disposal, sterilization and treatment of medical waste and certain medical devices (the "Medical Sterilization Technologies"); (iii) production efficiencies and increased gross margin from Volu-Sol; (iv) the total research and development, general and administrative and other direct costs associated with obtaining final FDA approval on BWPT-301O; (v) the dollar amount expected to be expended during fiscal years 1996 and 1997 on the BWPT-301O clinical trials; (vi) the estimated date of receipt of final FDA approval on BWPT-301O; (vii) the estimated commencement date of Phase III clinical trials and the completion of those clinical trials on BWPT-301O; and (viii) the Company having sufficient cash to fund its projected operations and budgeted research and development for fiscal 1996. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, (a) that the efficacy of BWPT-301O will be established during the ongoing Phase II clinical trials and the Phase III clinical trials; (b) that the Company will be able to successfully undertake and complete clinical trials on BWPT-302O; (c) that the Company will be able to successfully develop and commercialize a nutraceutical product; (d) that the Company will be able to successfully develop and commercialize the Biomune Whey Protein Technology and the Medical Sterilization Technologies; (e) that the Company will need to conduct additional Phase II clinical trials on BWPT-301O and may need to conduct clinical trials that are different from those that have been conducted to date or that are currently contemplated by the Company; and (f) that the Company will be able to timely and properly quantify and analyze the data derived from its clinical trials. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the results of the clinical trials and the time and money required to successfully complete those trials, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. This is particularly true given the dynamic nature of the process in which the Company is involved with respect to BWPT-301O and BWPT-302O and its nutraceutical product, OptimuneTM. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revision. Based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company or of either of its subsidiaries will be achieved.

   Based on the results of Phase I and Phase II clinical trials that were conducted using the Company's BWPT-301O product candidate, the Company believes that products developed based on the Technology may be successful in improving and promoting gastrointestinal health, especially in (i) people who are HIV positive or have AIDS, (ii) immune-compromised patients such as those undergoing high-dose antibiotic or chemotherapy treatment and (iii) post-surgical and chronic care patients.

   The Company is currently focusing on the prevention and/or treatment of cryptosporidiosis and E. coli, strain 0157:H7, with its biologic pharmaceutical drug candidates BWPT-301O (formerly known as Immuno-C) and BWPT-302O, respectively. In addition, the Company believes that pharmaceutical products developed through the utilization of the Technology may be useful in the prevention and/or treatment of other diseases, although the Company has not prepared or filed an Investigational New Drug Application ("IND") with the Food and Drug Administration (the "FDA") with respect to any such potential drug candidates. Some of the other diseases or microbial infections that the Company believes may be preventable and/or treatable include certain infectious bacteria known to be enteric pathogens (including, for example, Helicobacter pylori ("H. pylori"), Clostridium difficile ("C. difficile"), Campylobacter jejuni ("C. jejuni"), Yersinia enterocolitica ("Y. enterocolitica") and Staphylococcos acreus ("Staph. aureus) and certain non-infectious immunologically-based syndromes, diseases and other conditions (including, for example, certain cancers, such as prostate cancer, arthritis, irritable bowel syndrome and acne).

   The Company has a variety of studies and clinical trials underway and planned. Among these are studies to further the basic knowledge about the Technology and to fully characterize the activities of the Base Product and its components and parameters for formulation and use. At least one study will address pharmacokinetics. Studies at universities and hospital sites are testing for various activities against selected disease organisms. Several human clinical trials have been completed to test the safety and tolerance of the Technology. Other clinical trials are assessing dose ranges and effects. Still others are beginning to measure the efficacy of BWPT-301O against cryptosporidiosis in people who are also infected with the HIV virus or have AIDS. More clinical trials are planned to conclude the dose ranging considerations and prepare for the clinical trials that will assess the efficacy of BWPT-302O against E.coli, strain 0157:H7. Additional studies on E. coli, strain 0157:H7, are planned. Optim Nutrition is conducting various nutritional studies on OptimuneO. OptimuneO is being studied at various sites for its effect against chronic weight loss in immune compromised humans. A study at two sites in the San Francisco area (St. Francis Memorial Hospital and the East Bay AIDS Clinic) has been completed, and preliminary data from that study has recently been provided to the Company, although no analysis of that data has been completed and is not expected to be completed until approximately September 1, 1996. Dr. Donald P. Kotler at St. Lukes-Roosevelt Hospital Center in New York City, New York has begun a study of wasting or weight loss in people with AIDS. Other sites have begun less rigorous studies are located in California, Florida, New York and Oklahoma. These studies are designed to yield anecdotal corroborating data of the previous studies and provide new data that may encourage the Company to engage in additional expanded rigorous studies and to introduce potential customers for OptimuneO to Optim Nutrition.

  FDA approval is not required to commence the marketing and sale of nutraceutical products. However, in order to make broad and non-specific claims regarding the benefits of using a particular nutraceutical product, studies must be conducted to substantiate those claims. In addition, the Company's products must be appropriately labeled in accordance with the Dietary Supplement Health and Education Act of 1994 (the "Dietary Supplement Act"). At any time subsequent to a company's commencement of marketing of a nutraceutical product, both the FDA and the United States Federal Trade Commission (the "FTC") have the right to review the accuracy of the product claims being made by requiring the production of the study results. A company marketing nutraceutical products cannot make claims such as the ability of a product to cure a particular disease. Rather, claims must be broadly made and may not be made with respect to diagnosis, treatment, cure, mitigation or prevention of a specific disease.

  Optim Nutrition has just recently completed a nutritional study that was monitored by Clinimetric Research Associates, a contract research organization ("Clinimetric"). This study was conducted at two sites: St. Francis Memorial Hospital in San Francisco, California, and the East Bay AIDS Clinic in Berkeley, California. Participant recruitment was completed in mid-May 1996 and patients were monitored through the end of June 1996. Preliminary data from that study have been provided to the Company, although no analysis of such data has been completed by either the Company or Clinimetric and no analysis of those data is expected to be completed until approximately September 1, 1996. However, based upon certain preliminary but incomplete data from that study, the Company is cautiously optimistic about its first nutraceutical product, OptimuneO. Those preliminary data have prompted the Company to continue the implementation of the product launch of OptimuneO, which product launch commenced on July 8, 1996. Optim Nutrition commenced the pre-launch on OptimuneO on June 17, 1996. Several AIDS treatment sites were identified in different regions of the United States to participate in the pre-launch of OptimuneO. Optim Nutrition anticipates that the pre-launch will run for approximately two months and is designed to provide a two month supply of OptimuneO, at no cost, to approximately 1,000 to 2,000 HIV positive people or people with AIDS who are suffering from severe weight loss. There can be no assurance that the current nutraceutical study will be successful or will be successfully completed in the time frame indicated. The aggregate cost of such study and the cost to launch OptimuneO in a full marketing campaign is estimated to be approximately $2.5 million. The Company commenced the commercial distribution of OptimuneO in mid-July 1996.

Results of Operations

   Comparison of the three months ended June 30, 1996 with the three months ended June 30, 1995

     During the three months ended June 30, 1996, the Company had revenues of $97,486 compared to $141,052 for the three months ended June 30, 1995. All revenues were generated by Volu-Sol, the Company's only revenue-generating operation. The decrease in revenues resulted from a decision to discontinue selling products to a customer as a result of its deteriorating financial condition. This customer had previously represented more than 10 percent of Volu-Sol's total revenues. Cost of sales for Volu-Sol was $64,103 for the three months ended June 30, 1996 compared to $84,631 for the same period in 1995. A gross margin of 34% was achieved for the three months ended June 30, 1996 compared to a gross margin of 40% for the three months ended June 30, 1995. The reduction in gross margin resulted from the decline in revenues while maintaining fixed manufacturing costs relatively constant.

     Management, consulting and research fees were $1,111,228 for the three months ended June 30, 1996, as compared to $524,427 for the three months ended June 30, 1995. Other general and administrative expenses increased from $325,530 for the three months ended June 30, 1995 to $619,670 for the three months ended June 30, 1996. Those increases were primarily due to the Company's efforts to further develop and market OptimuneO and as result of efforts to continue developing the Biomune Whey Protein Technology. The Company anticipates that it will incur increased management, consulting and research fees in the foreseeable future as it begins to market and sell nutraceutical products and continues with clinical trials for both BWPT-301 and BWPT-302 .

      Interest income was $70,498 for the three months ended June 30, 1996 as compared with $105,399 for the three months ended June 30, 1995. This decrease resulted from a reduction in interest bearing cash balances during the three months ended June 30, 1996 to fund the Company's development activities, partially offset by the increase in cash from the sale of Series D Preferred Stock.

      The net loss applicable to common shares increased from $716,387 for the three months ended June 30, 1995 to $1,647,776 for the three months ended June 30, 1996. The increase in the net loss applicable to common shares was primarily attributable to the increased level of activity in developing OptimuneO and further developing the Biomune Whey Protein Technology. The Company expects to incur a net loss for fiscal 1996. The factors that will dictate the size of the Company's net loss for fiscal year 1996 include the cost of developing the Biomune Whey Protein Technology, required expenditures for continued clinical trials on BWPT-301 and BWPT-302 and required expenditures for marketing and selling OptimuneO and continuing nutraceutical studies.

      Comparison of the nine months ended June 30, 1996 with the nine months ended June 30, 1995

      During the nine months ended June 30, 1996, the Company had revenues of $338,016 compared to $344,967 for the comparable nine-month period ended June 30, 1995. All revenues were generated by
Volu-Sol,  the Company's only revenue-generating operation.   The
decrease in revenues resulted from a decision to discontinue selling products to a customer as a result of its deteriorating
financial  condition.   This customer had previously  represented
more than 10 percent of Volu-Sol's total revenues. Cost of sales for Volu-Sol was $207,939 for the nine months ended June 30, 1996 compared to $206,791 for the same period in 1995. A gross margin of 38% was achieved for the nine months ended June 30, 1996, compared to a gross margin of 40% for the nine months ended June
30,  1995.   The  reduction  in gross margin  resulted  from  the
decline in revenues while maintaining fixed manufacturing costs relatively constant.

     Management, consulting and research fees were $2,778,520 for the nine months ended June 30, 1996, as compared to $1,980,333 for the nine months ended June 30, 1995. Other general and administrative expenses increased from $1,100,774 for the nine months ended June 30, 1995 to $2,005,046 for the nine months ended June 30, 1996. Those increases were primarily due to the Company's efforts to further develop and market OptimuneO and as result of efforts to continue developing the Biomune Whey Protein Technology. The Company anticipates that it will incur increased management, consulting and research fees in the foreseeable future as it begins to market and sell OptimuneO and other possible nutraceutical products and continues with clinical trials for both BWPT-301 and BWPT-302 .

      Interest income was $220,518 for the nine months ended June 30, 1996 compared with $389,785 for the same period ended June 30, 1995. This decrease resulted from a reduction in interest bearing cash balances during the nine months ended June 30, 1996 to fund the Company's development activities, partially offset by the increase in cash from the sale of Series D Preferred Stock.

      The net loss applicable to common shares increased from $2,642,367 for the nine months ended June 30, 1995 to $4,505,645 for the nine months ended June 30, 1996. The increase in the net loss applicable to common shares was primarily attributable to the increased level of activity in developing OptimuneO and further developing the Biomune Whey Protein Technology. The factors that will dictate the size of the Company's net loss for fiscal 1996 include the cost of developing the Biomune Whey Protein Technology, required expenditures for continued clinical trials on BWPT-301 and BWPT-302 and required expenditures for marketing and selling OptimuneO and continuing nutraceutical studies.

     The Company believes it will continue to incur net operating losses until the Company successfully produces a product based on the Biomune Whey Protein Technology or sells technology to a third party.

Liquidity and Capital Resources

      The Company is currently unable to finance its operations from its cash flows from operating activities. Substantial funds and time will be required to complete clinical trials on BWPT-301 and BWPT-302 (assuming efficacy is established during the clinical trials), to obtain regulatory approval for and to commercialize products derived from the Biomune Whey Protein Technology, to achieve profitability in Volu-Sol's operations and to achieve profitability in Optim Nutrition's operations by marketing and selling nutraceutical products. Because revenue-generating activities are not in place at significant levels and because the Company will require significant capital to accomplish the objectives set forth above, additional equity and/or debt funding will be required, although such funding may not be available or may not be available on terms acceptable to the Company.

      As of June 30, 1996, the Company had current assets of $4,994,639 and working capital of $4,622,396 as compared to current assets of $5,767,643 and working capital of $5,378,398 as of September 30, 1995. This decrease in the Company's current assets and working capital was due to the net loss for the nine months ended June 30, 1996, partially offset by the Company selling shares of its Series D 8% Cumulative Convertible Non-Voting Preferred Stock. During the nine months ended June 30, 1996, the Company raised $2,555,000 in net proceeds from the sale of shares of Series D 8% Cumulative Convertible Non-Voting Preferred Stock.

      During the nine months ended June 30, 1996, the Company's operating activities used $2,837,202 of cash compared with $1,767,320 of cash for operating activities during the nine months ended June 30, 1995. This increase was the result of increased costs associated with the development of the Biomune Whey Protein Technology and a result of efforts to develop OptimuneO.

      Management intends to continue the development of its Biomune Whey Protein Technology, including products in both the pharmaceutical and nutraceutical markets.

      The Company currently estimates that the total research and development, general and administrative and other direct costs associated with reaching the stage of obtaining final FDA approval on BWPT-301O in treating cryptosporidiosis in people with AIDS, in the aggregate, will approximate $16-$18 million, some of which will be paid in cash and some of which has been and likely will be paid in shares of the Company's Common Stock. As of June 30, 1996, approximately $12.2 million had been spent on BWPT-301O. An estimated $1-$2 million will be expended during the next 12 months as Phase II clinical trials on BWPT-301O continue and the Phase III clinical trials on BWPT-301O are undertaken. Final FDA approval on BWPT-301O is currently estimated to be received as early as late calendar 1998.

      Currently, it is estimated that the total research and development, general and administrative and other direct costs associated with reaching the stage of obtaining final FDA approval on BWPT-302O in treating E. coli, strain 0157:H7, will approximate $8-$10 million, some of which will be paid in cash and some of which likely will be paid in shares of the Company's Common Stock. The Company has recently completed initial Phase I clinical trials on BWPT-302O and will continue Phase I/II clinical trials on BWPT-302O throughout the remainder of fiscal 1996. Through June 30, 1996, the Company had spent approximately $300,000 relating to BWPT-302O and anticipates spending approximately $0.5-$1 million as Phase I/II clinical trials continue on BWPT-302O and Phase II clinical trials commence.

      The Company had spent approximately $500,000 through June 30, 1996 related to developing OptimumeO. In July 1996, the Company introduced OptimuneO and began marketing efforts through a direct mail program. During the next 12 months the Company anticipates incurring direct costs of approximately $2-$4 million in conducting additional nutritional studies.

      The Company cannot currently predict, however, how much of the above referenced expenditures will be paid in cash and how much will be paid in shares of the Company's Common Stock. The factors that will impact the actual total research and development, general and administrative and other direct costs associated with BWPT-301O, BWPT-302O and Optimune include the number of clinical trials or nutritional studies necessary to establish efficacy, the results of the continuing clinical trials and nutritional studies, possible changes in the FDA's regulations and approval processes, and general inflationary factors.

      The Company anticipates raising additional funds within the next 12 months necessary to finance the continued research and development of products developed from the Biomune Whey Protein
Technology.

      The Company has no credit facility with any lending institution and no long-term debt obligations.

     The Company is continuing to focus on building the sales and profitability of Volu-Sol. However, the Company will be required to fund losses incurred by Volu-Sol if profitability is not achieved.

      The Company currently estimates that it has sufficient cash to fund its projected operations and budgeted research and development for the remainder of fiscal 1996. The factors that could cause the forward-looking statement contained in the immediately proceeding sentence to differ from that projected include catastrophic unanticipated events, dramatic increases in research and development costs, the ultimate cost to conduct nutraceutical studies and the clinical trials on BWPT-301 and BWPT-302 , and an adverse judgement in the pending lawsuit filed by Roman Sterlin (see Part II, Item 1, elsewhere in this Quarterly Report).

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

      Refer to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 1995 for a discussion of the legal proceeding captioned Sterling v. Biomune Systems, Inc. pending in the United States District Court for the District of Utah, Central Division (civil number 2:95CV-0944G). On May 10,
1996,  the  court  ordered  the  plaintiff  to  file  an  Amended
Complaint, which Proposed Amended Class Action Complaint was filed by the plaintiff on August 5, 1996.

Item 2 - Changes in Securities

     Not applicable

Item 3 - Defaults upon Senior Securities

     Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

      On May 1, 1996, the Company held an annual meeting of its security holders. The directors elected at the annual meeting of securities holders were David G. Derrick, James J. Dalton, Milton
G. Adair, Aaron Gold, Charles J. Quantz, Thomas Q. Garvey III, M.D., and Christopher D. Illick. No other directors' term of office as a director continued after the meeting. The other matters voted upon at the meeting were the following: (1) the approval of the amendment of the Company's 1995 Stock Incentive Plan to increase the number of shares authorized thereunder; (2) the approval of the adoption of the Company's 1996 Stock Incentive Plan; and (3) the ratification of the appointment of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the Company for the fiscal year ending September 30, 1996.

      The number of votes cast for, against and withheld, as well as the number of abstentions and broker non-votes, as to each such matter and each nominee for office, follows:

                                   Votes For   Votes Against   Votes Withheld/
                                                                  Abstentions
1. Approve amendment of 1995
    Stock Incentive Plan           3,226,182        801,796        183,132

2. Approve adoption of 1996
    Stock Incentive Plan           3,208,605        818,958        183,547

3. Ratify appointment of
    Aruthur Andersen LLP          10,227,277         83,210         65,369

4. Nominees:

  - David G. Derrick              10,213,027        162,829
  - James J. Dalton               10,213,027        162,829
  - Milton G. Adair               10,213,027        162,829
  - Aaron Gold                    10,212,727        163,129
  - Charles J. Quantz             10,212,727        163,129
  - Thomas Q. Garvey III, M.D.    10,213,027        162,829
  - Christoper D. Illick          10,213,027        162,829

   In addition, on June 12, 1996, the Company sent to each holder of shares of Series A 10% Cumulative Convertible Preferred Stock (the "Series A Preferred") entitled to vote a Consent to the increase in the total number of authorized shares of Series A Preferred. Prior to July 3, 1996, the Series A Preferred Designation of Rights and Preferences authorized the issuance of a total of 1,075,000 shares of Series A Preferred. However, as of June 12, 1996, all of those 1,075,000 authorized shares of Series A Preferred had been issued and no additional shares of Series A Preferred existed with which to pay future stock dividends on the outstanding or previously outstanding shares of Series A Preferred. Section 7(iii) of the Series A Preferred Designation of Rights and Preferences requires that holders of a majority of the shares of Series A Preferred consent to all increases in the authorized number of shares of Series A Preferred. Accordingly, on June 12, 1996, the Company sent each holder of shares of Series A Preferred a Consent to amend the Series A Preferred Designation of Rights and Preferences to increase the total number of authorized shares of Series A Preferred by 45,000 shares, to a total authorization of 1,120,000 shares of Series A Preferred. Of the 228,853.3 shares of Series A Preferred entitled to vote on the increase in the authorized shares of Series A Preferred, Consents were received from holders of Series A Preferred totaling 120,817 shares, or 52.8% of the shares of Series A Preferred entitled to vote on that matter. Because a majority of the shares of Series A Preferred consented to the increase in the authorized number of shares of Series A Preferred, a Certificate of Amendment to the Designation of Rights and Preferences related to the Series A Preferred was prepared and filed with the Nevada Secretary of State on July 3, 1996.

Item 5 - Other Information

  Not applicable

Item 6 - Exhibits and Reports on Form 8-K

  (a)   Exhibits:

          3.1  Certificate   of  Amendment   to   the
               Designation of Rights and Preferences  Related  to
               Series  A  10%  Cumulative  Convertible  Preferred
               Stock

         10.1  License  Agreement with Biomed Patent  Development LLC(1)

         27    Financial Data Schedule
________________

(1)Incorporated by reference to the Company's Current Report on Form 8-K dated July 18, 1996.

  (b)   Reports on Form 8-K

        None

                            SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BIOMUNE SYSTEMS, INC.
                            (Registrant)



Date:   August 12, 1996                /s/  David  G. Derrick
                                       David G. Derrick, Chief Executive Officer
                                       and Chairman  of the Board (Principal
                                       Executive Officer)



Date:   August 12, 1996                /s/  Michael  G. Acton
                                       Michael G. Acton, Chief Financial
                                       Officer and Controller (Principal
                                       Financial and Accounting Officer)

                         EXHIBIT INDEX

Exhibit Number   Description                                              Page

   3.1 Certificate of Amendment to the Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock

  10.1           License Agreement with Biomed Patent Development LLC(1)

  27             Financial Data Schedule
_________________

(1)Incorporated by reference to the Company's Current Report on Form 8-K dated July 18, 1996.