Form 10-K405
period 1996-09-30
BIOMUNE SYSTEMS INC
filed 1996-11-19
CIK 714634

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark one)

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended September 30, 1996, or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _______________ to ______________.


                           Commission File No. 0-11472

                              --------------------

                              BIOMUNE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                             -----------------------

               Nevada                                    87-0380088
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

        2401 South Foothill Drive                        84109-1405
          Salt Lake City, Utah                           (Zip Code)
(Address of principal executive offices)

                                 (801) 466-3441
                         (Registrant's telephone number,
                              including area code)

                           ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
                None                                    None

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock ($0.0001 par value per share)
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant is $43,743,654 calculated using a closing/last trade price of $2.25 on November 12, 1996. For purposes of this calculation, the registrant has only included the number of shares held by its officers and directors directly as of November 12, 1996 (and not counting shares beneficially held on that date) in determining the shares held by non-affiliates. As of September 30, 1996, including accrued but unpaid dividends through that date, 19,887,034 shares of Common Stock, 135,589 shares of Series A 10% Cumulative Convertible Preferred Stock, 11,058 shares of Series B 10% Cumulative Convertible Non-Voting Preferred Stock and 5,000 shares of Series C 8% Cumulative Convertible Non-Voting Preferred Stock were reflected as issued and outstanding.

                           Exhibit Index is on page 49
                                  Page 1 of 406



                              BIOMUNE SYSTEMS, INC.

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     Part I
                                                                            Page

Item  1.   Business..........................................................  1
Item  2.   Properties.........................................................18
Item  3.   Legal Proceedings..................................................18
Item  4.   Submission of Matters to a Vote of Security Holders................19

                                     Part II

Item  5.   Market for Registrant's Common Equity and Related
             Stockholder Matters..............................................20
Item  6.   Selected Financial Data............................................24
Item  7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................25
Item  8.   Financial Statements and Supplementary Data........................30
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................31

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant.................32
Item 11.   Executive Compensation.............................................36
Item 12.   Security Ownership of Certain Beneficial Owners and Management.....43
Item 13.   Certain Relationships and Related Transactions.....................44

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.........................................................49


                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Biomune Systems, Inc. ("Biomune") is a development stage biopharmaceutical and nutraceutical company that, along with its wholly owned subsidiary, Optim Nutrition, Inc. ("Optim"), is engaged primarily in the business of research, development, production and marketing of biologic pharmaceutical products and nutraceutical food supplements derived from Biomune's patented technology (the "Technology"), which produces immune enhancing protein and replicates the nutritional aspects of colostrum. Colostrum is the primary substance by which most mammals develop passive immunity. Biomune, along with its two wholly owned subsidiaries are sometimes, collectively, referred to herein as the "Company." Nutraceutical products are food supplements that are derived from a food base and marketed as a beneficial source of nutrients to promote good health. The Company believes that the Technology may be utilized to develop products to treat various gastrointestinal and infectious diseases in humans and that products derived from the Technology may help increase the body's immune response. The Company also believes that certain products derived from the Technology may provide nutritional supplementation for certain individuals who are nutritionally deprived or immune stressed or compromised.

     The Company has filed Investigational New Drug Applications ("IND") with the United States Food and Drug Administration (the "FDA"), the United States government agency that regulates drugs for humans, on two biological pharmaceutical drug candidates developed from the Technology: BWPT-301(TM) (formerly known as Immuno-C), which the Company believes may prevent and/or treat cryptosporidiosis, a gastrointestinal disease caused by the cryptosporidium parvum (C. parvum) microorganism, which causes acute and severe diarrhea in humans; and BWPT- 302(TM), which the Company believes may be used in the treatment of infection by the life-threatening bacteria, Escherichia coli, strain 0157:H7 ("E. coli, strain 0157:H7"), a disease that causes severe bloody diarrhea, and in children, a hemolytic uremic syndrome associated with a high risk of permanent kidney damage. The Company is currently conducting Phase II clinical trials on its BWPT-301(TM) drug candidate and plans to commence Phase II clinical trials on its BWPT-302(TM) drug candidate. See
"-- Biologic Pharmaceutical Activities."

     Based upon data obtained from clinical trials and other studies involving protein concentrate (the "Base Product") and BWPT-301(TM), which suggest potential health-related nutritional benefits from the use of nutraceutical products developed utilizing the Technology, the Company, through Optim, developed and is now commercially marketing a nutraceutical product based on the Technology. Optimune(TM) is marketed to immune-compromised individuals who need nutritional supplementation for any number of reasons. The preliminary test marketing launch (the "pre-launch") on Optimune(TM) commenced on June 17, 1996. Commercial Marketing of Optimune(TM) commenced on July 8, 1996. See "-- Nutraceutical Activities" and "-- Market Potential for the Company's Products -- Optimune(TM) and other Nutraceuticals."

     Through Biomune's other wholly owned subsidiary, Volu-Sol, Inc. ("Volu-Sol"), the Company is also engaged in the manufacture and distribution of medical diagnostic stains.

     In addition, the Company owns the rights to certain medical waste technologies consisting of (i) a device for the sterilization and decontamination of medical devices and wastes, (ii) a bioremediation process to detoxify and degrade hazardous substances and (iii) a device and process for the safe treatment of used medical stains. In May 1996, the Company granted a license to a third party, Biomed Patent Development, L.L.C., to use the technology related to the medical sterilization and decontamination device in return for certain royalties. See "-- License of Medical Device Sterilization Technology".

     The Company has generated no revenues from the sale of any biological drugs or biological drug candidate, although Optim has generated a small amount of revenues to date from the sale of its first nutraceutical product, Optimune(TM), since the market launch of that product on July 8, 1996. Although the Company has received and continues to receive revenues from the sale of Volu-Sol's medical diagnostic stains, Volu-Sol's business has been operating at a net loss since it was acquired by the Company in December 1991. There can be no assurance that the Company will ever generate revenues from sales of biological drugs/pharmaceutical products, or if the Company were to generate revenues from any such products or product candidates, that such revenues would be at commercially viable levels, that such revenues would result in gross or net profits or positive operating margins, or that such revenues would result in a positive cash flow.

BIOMUNE'S PROTEIN TECHNOLOGY

     The Technology is a licensed, patented process of filtering specific proteins from bovine whey, a by-product of cheese production, to produce the Base Product, from which various drugs and product candidates are formulated. The Technology was developed based on numerous pre-clinical studies that indicate colostrum, a substance every mother mammal imparts to its newly-born infant, provides a mechanism for the infant to receive passive immunity. In analyzing colostrum, scientists have discovered that it contains thousands of immune enhancing proteins known as immunoglobulins (or antibodies). The Company believes that when antibodies from whey are concentrated, the beneficial effects of those antibodies duplicate the effects of colostrum. Disease fighting antibodies can be found not only in colostrum, but also in cows' milk, and can be extracted from ordinary whey. Biomune's patented Technology utilizes a filtration process that produces high concentrations of antibodies, as well as protein and molecules that may be beneficial in the treatment of infectious diseases in humans. The Company has the exclusive right and license (through a License Agreement dated May 21, 1991, which was subsequently amended as of December 15, 1995, with Protein Technology, Inc.) to utilize the Technology solely for human applications in the United States and Canada and each of their territories and possessions.

     The Technology differs significantly from other existing technologies, such as hyper-immunization and colostrum-based or colostrum-like technologies. Hyper-immunization involves the injection or other exposure of a cow to a particular disease and the extraction from the cow's milk or colostrum of antibodies that are produced by the cow. The Company believes that utilization of the Technology's process of filtering and concentrating bovine whey represents a new and possibly more effective and possibly more economical approach in the development of pharmaceuticals for the treatment and/or prevention of certain diseases in humans and in the development of nutraceutical products for the promotion of good health in humans. The Company's approach utilizes readily available whole milk from cows that have not been hyper-immunized and also achieves the goal of higher antibody titers by filtration and concentration rather than by hyper-immunization. The Company believes hyper-immunization precludes the use of the cows' milk or colostrum for anything other than the intended purpose. The Company seeks to utilize whole milk rather than colostrum because whole milk is available from each cow daily throughout the year, whereas colostrum is generally available for only several days per year from each cow.

     Based on the results of Phase I and Phase II clinical trials that were conducted using the Company's BWPT- 301(TM) pharmaceutical product candidate, the Company believes that products developed based on the Technology may be successful in improving and promoting gastrointestinal health, especially in (i) people who are HIV positive or have AIDS, (ii) immune-compromised patients such as those undergoing high-dose antibiotic or chemotherapy treatment and (iii) post-surgical and chronic care patients.

     The Company is currently focusing on the prevention and/or treatment of cryptosporidiosis and E. coli, strain 0157:H7, with its biologic pharmaceutical drug candidates BWPT-301(TM) (formerly known as Immuno-C) and BWPT-302(TM), respectively. In addition, the Company believes that pharmaceutical products developed through the utilization of the Technology may be useful in the prevention and/or treatment of other diseases, although the Company has not prepared or filed an IND with the FDA with respect to any such potential pharmaceutical drug candidates. Some of the other diseases or microbial infections that the Company believes may be preventable and/or treatable include certain infectious bacteria known to be enteric pathogens (including, for example, Helicobacter pylori ("H. pylori"), Clostridium difficile ("C. difficile"), Campylobacter jejuni ("C. jejuni"), Yersinia enterocolitica ("Y. enterocolitica") and Staphylococcus acreus ("Staph. aureus)) and certain non-infectious immunologically-based syndromes, diseases and other conditions (including, for example, certain cancers, such as prostate cancer, arthritis, irritable bowel syndrome, traveler's diarrhea and acne).

     In addition, based upon data obtained from clinical trials and other studies involving the Base Product and BWPT-301(TM), the Company believes that, through Optim, the Technology may be used to develop several nutraceutical products for the promotion of good health in humans. Optim has developed one nutraceutical product, Optimune(TM), which is a nutritional dietary supplement marketed to people who are HIV positive or have AIDS. The marketing pre-launch of Optimune(TM) was commenced on June 17, 1996 and commercial marketing began on July 8, 1996. See "-- General" and "-- Nutraceutical Activities."

BIOLOGIC PHARMACEUTICAL ACTIVITIES

     Clinical Trials

     BWPT-301(TM). The Company completed Phase I clinical trials on BWPT-301(TM) (formerly known as Immuno- C) in October 1994 resulting in the establishment of its safety profile in healthy humans within certain dose range parameters.

     A pediatrics protocol was submitted to the FDA in October 1995 for the treatment of six pediatrics patients with advanced AIDS and chronic cryptosporidiosis. No patients have yet been enrolled in this study.

     The FDA approved the Company's Emergency IND No. 6679 in June 1996 for the treatment of one pediatric patient with advanced AIDS and cryptosporidiosis. The patient was treated according to the Company's pediatrics protocol, which allows for 90 days of dosing with the Base Product at a maximum dose of 3.0 g/kg/day. the patient is under the care of Dr. Margarita Silio, who is affiliated with Dr. Russell Van Dyke, head of the pediatric AIDS section at Tulane University and Louisiana State University. The patient, a 12 year old girl with advanced AIDS, had cryptosporidiosis for several months before beginning the study and was experiencing diarrhea in excess of 1,000 g/day at the commencement of the study. The patient had a CD4 cell count of 1/uL on June 10, 1996 and weighed only 51.7 lbs. No pathogens other than cryptosporidium parvum ("C. parvum") were identified in the patient's stools. After 65 days of treatment at a dose of 2 g/kg/day, the study investigator reported that the girl's weight had increased 18%, to 59.6 lbs, with marked clinical improvement. By the end of the study, the girl's diarrhea had improved dramatically; stool frequency had decreased and stool consistency was more formed. The study was completed in September 1996.

     On March 20, 1996, the Company announced the results from an open-label, dose escalating Phase II study of the tolerance, safety and efficacy of BWPT-301(TM) in the treatment of cryptosporidiosis in individuals with AIDS. That study was conducted with six adult AIDS patients over a 10-day period at St. Luke's-Roosevelt Hospital Center in New York City, New York by Dr. Donald P. Kotler. The resulting data will be utilized to design and conduct additional Phase II dose-ranging studies on BWPT-301(TM).

     BWPT-302(TM). The Company filed an IND with the FDA on December 15, 1995 in connection with the development of its second pharmaceutical product candidate, BWPT-302(TM). The Company has now concluded its adult Phase I clinical trials on BWPT-302(TM) and, after the analysis of the data from those trials, is planning to commence a Phase I/II clinical trial to continue gathering data on BWPT-302(TM).

     The Company filed this second IND focusing on certain strains of Escherichia coli because of the amount of existing animal data supporting the efficacy of products developed utilizing the Technology for the treatment of Escherichia coli. A product similar to BWPT-302(TM) was developed, utilizing the same technology, for animal applications, which product received approval from the United States Department of Agriculture with a specific claim for the treatment of a certain strain of Escherichia coli. The Company has no rights with respect to that animal product. There is presently no effective drug to treat certain strains of Escherichia coli (and particularly E. coli, strain 0157:H7) in humans. The Company believes there may be as many as 20,000 cases of
E. coli, strain 0157:H7, in humans in the United States each year, resulting in approximately 250 deaths. This bacterial strain, which is acquired from undercooked hamburger meat or from other sources, can cause severe bloody diarrhea, and in children, a hemolytic uremic syndrome associated with a high risk of permanent kidney damage. This IND has recently been expanded to include strains of Escherichia coli that are entero adherent Escherichia coli (EAEC), which the Company believes may substantially increase the market potential for a drug that proves to be effective.

     The Company has completed the administration of BWPT-302(TM) to healthy individuals in Phase I dose tolerance trials. Through those dose tolerance trials, the Company gained a general understanding of how well various doses of BWPT-302(TM) are tolerated and additional follow up trials are planned. Data compilation and analysis of those trials is ongoing.

     Other Pharmaceutical Applications

     The Company intends to continue its research and pre-clinical development efforts in order to assess the feasibility of filing additional INDs, followed by clinical trials, in respect of potential drug candidates to be developed, utilizing the Technology, for the treatment of certain infectious bacteria (including, for example, H. pylori, C. difficile, C. jejuni, Y. enterocolitica and Staph. aureus) and certain non-infectious immunologically-based syndromes, diseases and conditions (including, for example, certain cancers, such as prostate cancer, arthritis, irritable bowel syndrome and acne).

     Pre-Clinical Studies

     On November 1, 1994, the Company reported the results of animal studies conducted by Dr. Joseph A. Smith, Jr. and Dr. Mitchell S. Steiner at Vanderbilt University showing the efficacy of drug candidates derived from the Technology in reducing the growth rate of prostate cancer tumors by 11%. These animal studies were sponsored by the Company. Based on data from a separate study done at Vanderbilt University, which study discovered an over-production of an immune suppressing agent in the presence of prostate cancer cells, the Vanderbilt University researchers selected the Technology to test the theory that an immuno-modulating agent (such as the Base Product) may counteract the immuno-suppression caused by cancer cells and thus act to control, reduce and/or eliminate the tumor. In addition, research on cancer is being conducted by Joseph A. Smith, Jr., M.D. at the Vanderbilt University Medical Center. Dr. Smith is studying the possible effects of the Base Products against renal carcinoma cell tumors extracted from humans and inducted into mice. This study is currently ongoing but no study data or results have yet been released to the Company.

     On May 15, 1995, the Company reported the results of an in vivo study on rats conducted by Dr. Mitchell Steiner at Vanderbilt University. This follow up study confirmed the data derived from the earlier study conducted at Vanderbilt University and demonstrated that, when administered prophylactically to rats who had been injected with prostate cancer tumor cells, there was a retardant effect on the growth on the prostate tumor cells.

     Dr. Frederick Clayton at the Regional Veterans Administration Hospital in Salt Lake City, Utah has been conducting indirect immuno-fluorescence testing of the Base Product on various pathogenic enteric microorganisms. Preliminary results from that research indicate a possible immuno-reaction against several gastrointestinal tract pathogenic bacteria. This research is continuing and the Company expects further results sometime in late-1996 or early-1997.

     Dr. Samuel Cohen at Associated Regional University Pathologists in Salt Lake City, Utah is conducting studies on the effect of the Technology on Propionibacterium acnes (P. acnes), a bacterium associated with acne vulgaris, a common skin disorder of major significance to adolescents.

NUTRACEUTICAL ACTIVITIES

     Based upon the results of and the information obtained from clinical trials and other studies involving the Base Product and BWPT-301(TM), which trials and studies suggest potential health-related benefits from the use of nutraceutical products derived from the Technology, the Company, during fiscal 1995, undertook an analysis of the nutraceutical market. Nutraceutical products are food-based nutritional supplements marketed as a beneficial source of nutrients to promote good health in humans. On October 31, 1995, the Company incorporated Optim Nutrition, Inc. as a wholly-owed subsidiary for the purpose of developing and marketing nutraceutical products.

     FDA approval is not required to commence the marketing and sale of nutraceutical products. However, in order to make broad and non-specific claims regarding the benefits of using a particular nutraceutical product, studies must be conducted to substantiate those claims. In addition, the Company's nutraceutical products must be appropriately labeled in accordance with the Dietary Supplement Health and Education Act of 1994 (the "Dietary Supplement Act"). At any time subsequent to a company's commencement of marketing of a nutraceutical product, both the FDA and the United States Federal Trade Commission (the "FTC") have the right to review the accuracy of the product claims being made. A company marketing nutraceutical products cannot make claims such as the ability of a product to cure a particular disease or illness. Rather, claims must be broadly made and may not be made with respect to diagnosis, treatment, cure, mitigation or prevention of a specific disease or illness.

     Optim recently completed a nutritional study that was monitored by Clinimetric Research Associates, a contract research organization ("Clinimetric"). This study was conducted at two sites: St. Francis Memorial Hospital in San Francisco, California and the East Bay AIDS Clinic in Berkeley, California. Participant recruitment was completed in mid-May 1996 and patients were monitored through the end of June 1996. Preliminary data from that study have been provided to the Company, although no analysis of such data has been completed by either the Company or Clinimetric and no analysis of those data is expected to be completed until approximately February 1997. However, based upon certain preliminary data from that study, the Company is cautiously optimistic about its first nutraceutical product, Optimune(TM). Those preliminary data prompted the Company to continue the implementation of the product launch of Optimune(TM). Optim commenced the pre-launch on Optimune(TM) on June 17, 1996. Several AIDS treatment sites were identified in different regions of the United States to participate in the marketing pre-launch of Optimune(TM). Optim anticipates the pre-launch will run for approximately two months for each participant and is designed to provide, at no cost, a two month supply of Optimune(TM). The aggregate cost of the nutritional study and the cost to launch Optimune(TM) in a full marketing campaign is estimated to be approximately $2.5 million. The Company commenced the commercial distribution of Optimune(TM) on July 8, 1996.

     Dr. Donald P. Kotler at St. Lukes-Roosevelt Hospital Center in New York City, New York has begun a year long metabolic study. Other study sites that began less rigorous studies are located in California, Florida, New York and Oklahoma. These nutritional studies are designed to yield anecdotal and corroborating data of the previous studies and provide new data that may encourage the Company to introduce potential customers for Optimune(TM) to Optim.

LICENSES AND PATENTS RELATING TO THE TECHNOLOGY

     Pursuant to a License Agreement dated May 21, 1991, and subsequently amended as of December 15, 1995 (as amended, the "License"), Protein Technology, Inc. ("PTI") granted the Company the exclusive right and license to utilize the Technology in connection with the marketing and sale of pharmaceutical and nutraceutical products, solely for human applications, in the United States and Canada and each of their territories and possessions. By First Amendment to Amended License Agreement entered into effective as of September 13, 1996, the Company and PTI amended the License to expand the territories in which the Company is licensed to market and sell products utilizing the Technology to include the following countries and areas and their respective territories and possessions: (i) the United States of America; (ii) Canada; (iii) Kenya; (iv) the Ivory Coast; (v) Zimbabwe; (vi) Ghena; (vii) Zambia; and (viii) Nigeria. The License includes the rights to human applications of the Technology contained under four United States patents, each of which relates to methodologies to produce large proteins (immunoglobulins) on a mass production basis. PTI has not represented or warranted the quality or coverage of any of those patents, and therefore the Company does not and cannot provide any assurance regarding PTI's rights therein. The License expires in May 1999, unless the Company, prior to such date, has generated annual gross revenues from the sale of products developed utilizing the Technology of not less than $2 million, in which event the License will be automatically extended until the expiration date of the latest patent to expire covered by the License (including any extensions to such patent registrations). Based on the patents currently licensed thereunder, the License, if so extended, would expire on March 28, 2006.

     The License further provides that PTI may terminate the License upon the Company's failure to observe or perform any of the covenants, terms, conditions or provisions contained therein or in the event of a breach of any representation or warranty made by the Company that is not cured within 30 days after receipt of written notice thereof from PTI. The License may also be terminated by PTI if the Company commences or has commenced against it any proceeding under applicable bankruptcy law, makes a general assignment for the benefit of its creditors, has a trustee or receiver appointed, suffers the attachment, execution or judicial seizure of substantially all of its assets, or becomes insolvent or liquidates or dissolves.

     The License also provides that promptly following the issuance of authorization or approval by the FDA for sales of any pharmaceutical products covered by the License, the Company and PTI will negotiate in good faith for the grant of licensing rights for pharmaceutical products in other parts of the world. In addition, upon achieving sales of $1 million during any 12 month period with respect to nutraceutical products covered by the License, the Company and PTI will negotiate in good faith for the grant of licensing rights in other parts of the world.

     The Company is required to pay PTI royalties in the amount of 5% of gross receipts from the sale of all products covered by the License with respect to the first $3.5 million of sales during each annual period and 7% of gross receipts with respect to all sales in excess of $3.5 million during such annual period. In addition, in the event the License is extended past May 1999, the Company is required to pay PTI annual advances to be applied against royalties in the amount of $100,000 for the first year of such extension, and increasing by $10,000 each year thereafter.

     In December 1995, a patent application was filed on behalf of certain individuals relating to a method for enhancing the immune system using the Technology and the Base Product. That patent application relates to an increase in CD4 cell count in immune-compromised individuals. The patent application and the invention covered thereby have been assigned to the Company. The title of this patent application is "A Method for Enhancing the Immune System using Immunologically-Active Bovine Whey Protein Concentrate." The authors on that patent are Frank A. Eldredge, Ph.D., the Company's Executive Vice President -- New Product Development, David O. Lucas, Ph.D., a member of the Company's Scientific Advisory Board, and Craig D. Moffat, M.D., a consultant to the Company. Under the terms of the License, the improvements to the Technology that are the subject of this patent application will be owned by PTI.

MANUFACTURING AND BASE PRODUCT SUPPLY ARRANGEMENT

     Optim is ordering all of its requirements for the Base Product for Optimune(TM), and the Company will order all of its requirement for the Base Product for BWPT-301(TM) and BWPT-302(TM), from PTI, which, in turn, places orders with a distributor in New Zealand. This distributor contracts with a single manufacturer to manufacture all of such requirements at its New Zealand facilities.

     The Base Product to be used by the Company in connection with the Phase III clinical trials of the Company's drug candidates must be manufactured in accordance with current FDA-established Good Manufacturing Practices ("GMP"). The FDA's GMP standards establish stringent practices and procedures that must be adhered to by a manufacturer in order to ensure the consistency of the product and minimize the possibility of product contamination or adulteration. The Base Product utilized during Phase III clinical trials must be produced at a manufacturing facility that meets the FDA's then-current GMP standards.

     The BWPT-301(TM) that was utilized during the initial Phase II clinical trials and that will be utilized during the Company's expanded Phase II and Phase III clinical trials was and will be manufactured in New Zealand. On October 25, 1994, the Company retained the consulting firm of Kemper-Masterson, Inc. of Bethesda, Maryland to consult with and advise the Company regarding those manufacturing facilities and their conformance to then-current FDA GMP requirements. In November 1994, Kemper-Masterson, Inc. inspected the New Zealand manufacturing facilities and reported to the Company that those manufacturing facilities at that time were substantially in compliance with current GMP standards. The Company has conducted a follow up inspection of the New Zealand manufacturing facilities based upon the Kemper-Masterson, Inc. inspection and believes that those facilities will be in full compliance with current GMP standards on or prior to the intended date for the commencement of marketing and distribution of the Company's first biologic pharmaceutical drug candidate. The Company believes the manufacturing facilities to be used for the production of the Base Product, BWPT-301(TM) and BWPT-302(TM) will be at FDA GMP certifiable levels prior to commencement of marketing of any biologic pharmaceutical products. The Company intends to file or have the manufacturer in New Zealand file, as may be appropriate, an Establishment License Application ("ELA"). The establishment license may be granted without inspection, but the facility is subject to inspection by the FDA at least once every two years.

MARKET POTENTIAL FOR THE COMPANY'S PRODUCTS

     Optimune(TM) and Other Nutraceuticals

     On July 8, 1996, Optim commenced commercial marketing of Optimune(TM) as a nutritional dietary supplement to people who are HIV positive or have AIDS and who are suffering from weight loss. Optim believes that in the United States there are approximately 275,000 individuals with AIDS, many of whom suffer from severe chronic weight loss. Furthermore, Optim believes that there are numerous individuals with AIDS who experience some level of weight loss, but who have not yet been diagnosed with severe chronic weight loss. In addition, Optim believes that, in the United States, there are approximately one million individuals who are HIV positive, but not yet diagnosed with AIDS, many of whom are believed to be concerned about weight maintenance and weight loss. The Company estimates that a small percentage of the users and potential users of Optimune(TM) may be eligible for third-party reimbursement.

     Optim may in the future also market Optimune(TM) or a similar nutraceutical product as a nutritional dietary supplement for people experiencing weight loss as a result of intensive antibiotic or chemotherapy treatment, as well as to elderly persons experiencing weight loss problems. Optim believes that the market for Optimune(TM) or a similar nutraceutical product for these patient populations currently consists of approximately five million individuals in the United States alone.

     Each of these markets represents a significant opportunity for the marketing and distribution of Optimune(TM) and/or similar nutraceutical products. However, other than with respect to the AIDS and HIV market, where marketing has already commenced, there can be no assurance that Optim will commence commercial marketing of Optimune(TM) or any other nutritional or nutraceutical product to the above-described markets or to any other market, nor can there be any assurance that if commercial marketing is commenced, such effort would be successful.

     BWPT-301(TM)

     Cryptosporidiosis is caused by the water-borne parasite C. parvum, which has been reported to have been detected in approximately 85% of United States surface water. In 1993, for example, the water supply for the City of Milwaukee, Wisconsin was contaminated by C. parvum, debilitating 25% of the city's population and accounting for approximately 100 deaths. The immune-compromised, the very young and the elderly are particularly susceptible to this parasite. On May 1, 1996, the United States Environmental Protection Agency (the "EPA") ordered the nation's 353 largest municipal water suppliers to begin testing for
C. parvum. During 1995, approximately 500,000 individuals in the United States were diagnosed with cryptosporidiosis. The Company believes that there are numerous additional undiagnosed and misdiagnosed cases of cryptosporidiosis that, if properly diagnosed, would increase this market opportunity.

     BWPT-302(TM)

     E. coli, strain 0157:H7, infection causes severe bloody diarrhea, and in children, a hemolytic uremic syndrome associated with a high risk of permanent kidney damage. E. coli, strain 0157:H7, has been found to be the cause of severe illness and death in certain cases of ingestion of tainted hamburger meat. While the Company believes that this market only involves approximately 20,000 cases per year in the United States, resulting in approximately 250 deaths, because of the severity of this condition, the Company believes that an important market opportunity exists.

     Other Gastrointestinal Microorganisms and Syndromes

     While the Company is currently focusing its efforts and resources on its two pharmaceutical drug candidates (BWPT-301(TM) and BWPT-302(TM)) and its nutraceutical product (Optimune(TM)), in the future it may begin research and development utilizing the Technology for other possible disease indications, including, but not limited to, H. pylori, prostate cancer, C. jejuni, irritable bowel syndrome, arthritis, traveler's diarrhea, acne and certain immunological disorders and infections by microorganisms.

MARKETING AND DISTRIBUTION ARRANGEMENTS

     Optim began marketing Optimune(TM) on a non-prescription or "doctor recommended" basis. Optimune(TM) is being marketed and distributed directly by Optim primarily to people who are HIV positive or have AIDS. The Company began its marketing pre-launch, which consists of a direct mail effort, a free sampling program, marketing efforts directed toward AIDS support groups and other efforts. There can be no assurance that the Company or Optim will ever be able to market and distribute Optimune(TM) profitably or that the Company or Optim will be successful in establishing any distribution relationships.

     Optim commenced the marketing pre-launch of Optimune(TM) on June 17, 1996. Several AIDS treatment study sites have been identified in different regions of the United States to participate in the marketing pre-launch of Optimune(TM). Optim anticipates that the pre-launch will run for approximately two months for each participant and is designed to provide a two month supply of Optimune(TM) at no cost.

     The Company has not yet formulated any plans with respect to the marketing and distribution of its biological pharmaceutical drug candidates, BWPT-301(TM) and BWPT-302(TM). The Company anticipates that it may be necessary to establish a third-party alliance for such purposes.

     The License (as amended by the First Amendment to Amended License Agreement entered into effective as of September 13, 1996) with PTI grants the Company the exclusive right and license to utilize the Technology in connection with the marketing and sale of pharmaceutical and nutraceutical products, solely for human applications, in the following countries and areas and their respective territories and possessions: (i) the United States of America; (ii) Canada;
(iii) Kenya; (iv) the Ivory Coast; (v) Zimbabwe; (vi) Ghena; (vii) Zambia; and
(viii) Nigeria. The License provides that PTI shall, directly or through a duly authorized third-party manufacturer, be the exclusive supplier of all Base Product for all products marketed and sold by the Company that utilize the Technology. The License also provides that PTI will sell to the Company, and the Company will purchase from PTI, all of the Company's requirements of Base Product for use in the products marketed and sold by the Company that embody the Technology. By its terms, the License allows the Company to market and sell products embodying the Technology solely within the following countries and areas: (i) the United States of America; (ii) Canada; (iii) Kenya; (iv) the Ivory Coast; (v) Zimbabwe; (vi) Ghena; (vii) Zambia; and (viii) Nigeria, and also allows the Company to sell or otherwise market such products to purchasers for use or resale solely within those countries and areas. In addition, the License further provides that promptly following the issuance of authorization or approval by the FDA for sales of any products using the Technology for pharmaceutical purposes, PTI and the Company will negotiate in good faith possible product registrations and licensing compensation arrangements for other parts of the world. Additionally, the License provides that promptly following the achievement of $1 million in gross receipts in a period not to exceed 12 months from products using the Technology that do not require marketing approval from the FDA (i.e., nutraceutical products), PTI and the Company will discuss possible product registrations and licensing arrangements for other parts of the world where neither PTI nor any of its affiliates has any existing similar business in operation or any plans for the expansion of a similar business in that part of the world.

COMPETITION

     At present, there are several companies, such as ImmuCell Corporation and GalaGen, Inc., that are involved in the research and development of drugs derived from colostrum and hyper-immunized cows, which companies are or could become competitors of the Company. In addition, the Company also faces potential competition from numerous pharmaceutical and other biopharmaceutical companies that are currently developing products, utilizing unrelated technologies, for the treatment and/or prevention of many of the diseases, infections and syndromes identified by the Company for application of its product candidates.

     Competition in the pharmaceutical and medical and diagnostic technology industries is extremely intense. The Company competes with many other companies that have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources, and experience than does the Company. The Company is not aware of any competitor or potential competitor that has developed and successfully commercialized any pharmaceutical that effectively treats cryptosporidiosis in humans. Although certain drugs have been found to be effective against some strains of the Escherichia coli bacteria, the Company is not aware of any drugs that have proven effective against the strain of Escherichia coli that the Company has identified for treatment with its BWPT-302(TM) drug candidate (i.e., E. coli, strain 0157:H7). Several potential competitors are currently researching and developing colostrum-based or colostrum-like and hyper-immunization drugs for the treatment of cryptosporidiosis and other diseases in humans. Some of these competitors are currently seeking FDA approval for their respective drugs. If a competitor were successful in developing a competing product and in receiving FDA approval to market prior to the Company receiving such FDA approval on BWPT-301(TM), BWPT-302(TM) and/or any other drug candidate developed by the Company, the value, viability and marketability of BWPT-301(TM), BWPT-302(TM) and/or any such other drug candidate could be materially adversely affected and the Company's business prospects severely negatively impacted.

     In addition, competition among the producers of nutraceutical products is extremely intense. Two nutraceutical products are produced and distributed by the Ross Products Division of Abbott Laboratories--Ensure(R) and Advera(R). The Company believes that Ensure(R) is currently marketed to the elderly and others as a nutritional supplement or meal replacement, while Advera(R) is being marketed to individuals who are HIV positive or have AIDS as a nutritional supplement or meal replacement and as a way to manage their weight. The Company believes that the Ross Products Division of Abbott Laboratories currently controls approximately 70% of the nutritional supplement and meal replacement markets. While Optim intends only to market Optimune(TM) as a dietary supplement (and not as a meal replacement), because Advera(R) is being marketed to people who are HIV positive or have AIDS, there is a possibility that Optimune(TM) may compete with Advera(R).

GOVERNMENT REGULATION

     All of the biopharmaceutical products and technologies owned by or licensed to the Company are heavily regulated by the FDA, the EPA and/or other regulatory authorities pursuant to applicable federal, state and/or local laws, rules and regulations. While the Company's nutraceutical products will probably not be subject to premarket approval by the FDA, they will be regulated on a post-marketing basis by the FDA and be regulated by the FTC and other regulatory authorities pursuant to applicable federal, state and/or local laws, rules and regulations. The Company is in the process of seeking FDA approval for BWPT-301(TM) and BWPT-302(TM). In addition, after the marketing launch, Optimune(TM) or any other nutraceutical products labeling and promotional materials may be reviewed by the FTC and the FDA. The medical diagnostic stains produced by Volu-Sol are subject to the rules and regulations adopted by the Occupational Safety and Health Administration. Moreover, Volu-Sol's manufacturing process is regulated by the EPA and the FDA and is subject to various federal, state and local environmental and health and safety laws, rules and regulations. The Company has incurred and will continue to incur substantial costs in complying with applicable laws, rules and regulations to which it and its operations and products and product candidates are subject. The Company believes that it is currently in compliance in all material respects with all applicable laws, rules and regulations governing its operations and products and product candidates.

     In addition, the Company is subject to the Dietary Supplement Act with respect to its nutraceutical products. The Dietary Supplement Act governs the labeling of and certain other matters related to dietary supplements. While the FDA has adopted regulations that could apply to such supplements, the FDA has decided to date not to enforce certain of those regulations. The FDA has proposed new regulations applicable to nutraceutical products that will supersede the existing regulations, which are anticipated to be adopted in early-1997. The Dietary Supplement Act does, and the proposed regulations (which proposed regulations are recommended to be followed by the FDA) if adopted will, dictate the labeling requirements for dietary supplements (such as Optimune(TM)). The Company believes it is currently in compliance with the Dietary Supplement Act and the proposed regulations recommended to be followed by the FDA.

LICENSE OF MEDICAL DEVICE STERILIZATION TECHNOLOGY

     The Company owns a 90% interest in a certain technology relating to the sterilization and decontamination of medical devices and waste (the "Sterilization Technology"). Pursuant to a License Agreement dated as of May 6, 1996 (the "Sterilization License"), the Company granted a 15 year license to Biomed Patent Development L.L.C. ("Biomed"), the owner of the remaining 10% interest in the Sterilization Technology, for the exclusive use of the Sterilization Technology in connection with the manufacture and distribution of medical devices based on the Sterilization Technology and the provision of services relating thereto.

     Under the Sterilization License, the Company will receive royalties for the first year of the Sterilization License (which royalties are due by November 2, 1996) equal to the greater of (i) 7.5% of gross sales or (ii) $45,000. In addition, the Company is entitled to receive royalties for all subsequent years equal to the greater of (i) 0.9% of gross sales or (ii) $90,000.

     The Company has represented and warranted to Biomed that the Company is the owner of a 90% interest in the Sterilization Technology and that the Sterilization Technology, to the best of the Company's knowledge, does not infringe any patent rights, copyrights, trade secret rights or other proprietary rights of others. Notwithstanding the foregoing, Biomed has entered into a license with a third party in settlement of an alleged infringement claim by such third party relating to the Sterilization Technology and Biomed has indemnified the Company against any damages resulting from claims of such third party. In addition, the Company's liability under the Sterilization License has been limited to the aggregate royalties payable to the Company under the Sterilization License.

EMPLOYEES

     As of September 30, 1996, the Company employed 21 full-time employees and two part-time employees, as follows: Biomune -- eight full-time employees and one part-time employee; Optim -- eight full-time employees and Volu-Sol -- five full-time employees and one part-time employee. The Company is dependent upon the efforts and abilities of certain of its senior management personnel and scientific staff, and, particularly David G. Derrick, the Company's Chief Executive Officer and Chairman of the Board, Milton G. Adair, the Company's President, Frank A. Eldredge, Ph.D., the Company's Executive Vice President -- New Product Development, and David O. Lucas, Ph.D., one of the members of the Company's Scientific Advisory Board. The loss of any of those individuals could have a material adverse effect on the Company and its operations and prospects.

     The Company contracts with certain third parties for all of its legal requirements and for a significant portion of its research and development requirements, and intends to continue to do so in the future. None of the Company's employees are subject to a collective bargaining agreement.

     While certain of the Company's employees have experience in the medical products and biotechnology fields, and all of the members of the Company's Scientific Advisory Board are experienced physicians with varying areas of expertise, such experience may not necessarily be indicative of the Company's ability to achieve profitable operations.

CERTAIN BUSINESS CONSIDERATIONS AND RISK FACTORS

     There are certain significant risks facing the Company, many of which are substantial in nature. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained herein.

     Development Stage; Technological Uncertainty. The Company is a development stage company. Except for the activities of its subsidiary Volu-Sol, the Company has not produced or marketed any products (other than the marketing launch of the Company's first nutraceutical product Optimune(TM), which marketing launch commenced on July 8, 1996) and, accordingly, has not generated any revenues from any of its pharmaceutical drug candidates and has not begun to generate any revenues to date from the commercialization of Optimune(TM). To date, the Company's resources have been dedicated to the research and development of pharmaceutical drug and nutraceutical product candidates utilizing the Technology and pre-clinical studies and clinical trials on those drug candidates and studies on the Company's only nutraceutical product, Optimune(TM). The Company has developed only two pharmaceutical drug candidates and one nutraceutical product to date. The commercialization of the Company's pharmaceutical drug candidates will require significant additional investment, research and development, pre-clinical and clinical testing, and regulatory approvals, while continued commercialization of the Company's first nutraceutical product will require significant additional investment, research and development, and nutritional studies. There can be no assurance that the Company will be able to develop, produce at a reasonable cost, or market successfully, any of its product candidates. Further, those product candidates may prove to have undesirable or unintended side effects that may prevent and/or limit their commercial use and salability. All of the Company's pharmaceutical drug candidates, including BWPT-301(TM) and BWPT-302(TM), will require regulatory approval before they can be commercialized and will be subject to regulatory oversight upon commencement of commercial use. There can be no assurance that any products that ultimately are developed by the Company will generate substantial revenues or that the Company will ever be profitable.

     History of Operating Losses; Uncertainty of Future Profitability. The Company has incurred significant operating losses since its inception. As of September 30, 1996, the Company had an accumulated deficit of $23,372,299. The Company expects to continue to incur significant operating losses over the next several years, primarily due to the continued market launch of Optimune(TM) and related marketing expenditures, expansion of the Company's research and development programs, including pre-clinical studies and clinical trials for its existing pharmaceutical product candidates, nutritional studies for its existing nutraceutical product, Optimune(TM), regulatory compliance requirements related to the Company's pharmaceutical drug candidates, studies and trials for other products that the Company or its subsidiaries may develop, and the implementation of programs to market those products that are ultimately approved for distribution, if any. The Company's ability to achieve profitability depends upon its ability to successfully launch Optimune(TM) and discover and develop new products, obtain any necessary regulatory approvals of its proposed products, and enter into agreements for product development, manufacturing and commercialization. There can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of its proposed products.

     Need for Additional Funds; Issuance of Securities; Future Dilution. The Company expects to continue to incur significant operating losses over the next 12 months, primarily due to the market launch of Optimune(TM) and related marketing expenditures, expansion of its research and development programs, including pre-clinical studies and clinical trials for its existing pharmaceutical drug candidates, nutritional studies for its existing nutraceutical product, Optimune(TM), regulatory compliance requirements relating to its pharmaceutical drug candidates, studies and trials for other products that the Company or its subsidiaries may develop, and the implementation of programs to market those products that are ultimately approved for distribution, if any. Other factors such as extended pre- clinical and clinical trials, difficulty in obtaining regulatory approvals, competition and unforeseen market developments, unforeseen or unexpected difficulties in securing Base Product used in the production of the Company's products from its sole supplier in New Zealand, changes in existing research relationships, the Company's ability to maintain and establish additional collaborative arrangements and unexpected expenditures relating to the Company's operations could result in the Company's need for additional funds sooner than anticipated.

     Notwithstanding revenues that may be produced through sales of Optimune(TM) or other nutraceutical products that may be developed by the Company, the Company anticipates that additional funds will be required to continue the necessary levels of research and development to meet the Company's long-term goals. The Company intends to seek such additional funding through additional public or private financings. There can be no assurance, however, that additional financing will be available, or, if available, that it will be available on acceptable terms or in required amounts. If additional funds are raised by issuing additional shares of the Company's Common Stock, further dilution of the equity ownership of the Company's existing holders of Common Stock may result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its drug candidates and/or product development programs, and/or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its product candidates and/or technologies or products that the Company would not otherwise relinquish.

     Dependence on Licensed Technology. The Company is dependent upon the License granted to it by PTI for the use of the Technology. The Company's existing pharmaceutical drug candidates (i.e., BWPT-301(TM) and BWPT-302(TM)), Optimune(TM) and all additional products currently under research and development, are derived from and based upon the Technology. The License expires in May 1999, unless the Company, prior to such date, has generated annual gross revenues from the sale of products developed utilizing the Technology of not less than $2 million, in which event the License will be automatically extended until the expiration date of the latest patent to expire covered by the License (including any extensions to such patent registrations). Based on the patents currently licensed thereunder, the License, if so extended, would expire on March 28, 2006. If the License is terminated for any reason, the Company would lose all rights to the Technology, which would have a material adverse effect on the Company's operations and could possibly result in the termination of the Company's business.

     Government Regulation; No Assurance of Product Approval; Extensive Clinical Testing Required. All pharmaceutical products that may be developed by the Company will be subject to stringent government regulations, including, without limitation, those administered by the FDA and state and local counterparts. Similar regulatory frameworks exist in other countries, including Canada, where the Company is also licensed to distribute its products pursuant to the License. The Company is planning to market its pharmaceutical drugs in foreign markets if it becomes licensed to distribute its products outside of the United States and Canada and their territories and possessions, and has already begun to market Optimune(TM), the Company's first nutraceutical product, in certain foreign markets. To date, the Company has completed extensive clinical trials on BWPT-301(TM) pursuant to the submission with the FDA of an IND and has had substantial contact with the FDA concerning such product candidate. The Company has also commenced clinical trials on BWPT-302(TM) pursuant to a second IND, although communications with the FDA concerning such product candidate are at a very early stage. Prior to marketing either of such drug candidates or any other pharmaceutical drug candidate that the Company may develop, such drug candidates must undergo extensive clinical trials and an extensive regulatory approval process. Any denials or delays in obtaining the requisite approvals would likely have a material adverse effect on the Company.

     The pharmaceutical regulatory process includes extensive pre-clinical safety, pharmacology and toxicological testing. Pre-clinical data is required for the filing of an IND with the FDA to conduct clinical testing to establish safety, efficacy, purity and potency of any investigational biological product. With respect to each biologic pharmaceutical product candidate, the developer must initially conduct a limited Phase I (safety) study, then more extensive Phase II studies, followed by a Phase III study. This testing can take several years and require the expenditure of substantial capital and other resources. There can be no assurance that this testing will be completed on a timely basis or at all. Delays or denials of marketing approval are encountered regularly. These delays may be encountered both domestically and abroad. Prior to a company commencing marketing of a pharmaceutical product, it must file a Product License Application ("PLA") and an Establishment License Application ("ELA") with the FDA and be issued the appropriate product license and establishment license. A PLA relates to the product itself, while an ELA relates to the manufacturing facilities to be used to manufacture the product. Both a PLA and an ELA are required before product marketing can begin. There can be no assurance that even after clinical testing, regulatory approval of a PLA or an ELA will ever be obtained. If obtained, PLA and ELA regulatory approval may entail limitations on the indicated uses for which any product may be marketed. Following regulatory approval, if any, a product and its manufacturer are subject to continuing regulatory oversight and review. Later discovery of problems with a product or its manufacturer may result in restrictions on such product or its manufacturer. These restrictions may include withdrawal of the marketing approval for the product. Violation of FDA requirements in general can lead to recall or seizure of products, injunction against production, distribution, sales and marketing, and criminal prosecution, among other sanctions.

     The cost to the Company of conducting extensive human clinical trials for any potential biopharmaceutical product can vary dramatically based on a number of factors, including, but not limited to, the order and timing of clinical indications pursued, the size of the patient population, the number of participating institutions and the number and type of end points subject to data collection. Because of the intense competition in the market in which the Company operates, the Company may have difficulty obtaining sufficient populations or clinician support to conduct its clinical trials as planned and may have to expend substantial additional funds to obtain access to such resources, or delay or modify its plans significantly. There can be no assurance that the Company will have sufficient resources to complete the required clinical testing and regulatory review and approval process or that the Company could survive the inability to obtain, or delays in obtaining, such approvals. Moreover, there can be no assurance that clinical testing of the Company's product candidates will provide sufficient evidence of safety and efficacy in humans, that regulatory approvals will be granted for any product candidate, or that it will be economically feasible to commercialize any product candidate for which regulatory approval is ultimately granted.

     In addition, the Company is also subject to the Dietary Supplement Act with respect to its nutraceutical products. The Dietary Supplement Act governs the labeling of and certain other matters related to dietary supplements. While the FDA has adopted regulations that could apply to such supplements, the FDA has decided to date not to enforce certain of those regulations. The FDA has proposed new regulations applicable to nutraceutical products that are anticipated to be adopted in early-1997. While the Company believes it is currently in compliance with the Dietary Supplement Act and the FDA's proposed regulations, there can be no assurance that the proposed regulations will be adopted in the form proposed, that additional legislation will not be adopted in the future to regulate nutraceutical products, or that the Company will be able to comply with any such future laws or regulations.

     Uncertainty Regarding Patents and Proprietary Rights. The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The success of the Company will depend in large part on its ability or on the ability of its current licensor under the License, PTI, to defend existing or future patents, and on their ability, and on the ability of the Company's potential future licensors, to maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. Patent protection is highly uncertain and involves complex legal and factual questions and issues. The Company relies on four patents issued to PTI on the Technology and a patent applied for by the Company relating to the enhancement of the Technology, and may also rely on additional United States patents and pending United States and foreign patent applications relating to various aspects of its present product candidates and future product candidates and processes that may be issued in the future. The patent application and issuance process can be expected to take several years and could entail considerable expense to the Company, as it may be responsible for such costs under the terms of any technology agreements. There can be no assurance that patents will issue as a result of any applications or that the existing patents and any patents resulting from such applications, will be sufficiently broad to afford protection against competitors with similar or competing technology. In addition, there can be no assurance that such patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company will also depend upon avoiding infringement of any patents issued to competitors. A United States patent application is maintained under conditions of confidentiality while the application is pending, so the Company cannot determine the inventions being claimed in pending patent applications filed by third parties, if any. Litigation may be necessary to defend or enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. Defense and enforcement of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable, and could result in the diversion of substantial resources and management time and attention from the Company's other activities. An adverse outcome could subject the Company to significant liability to third parties, require the Company to obtain licenses from third parties, require the Company to alter its products or processes, or cease altogether any related research and development activities or product sales, any of which may have a material adverse effect on the Company's business, results of operations and financial condition.

     With respect to the patents and other proprietary technology licensed by the Company from PTI, PTI has not provided any representations or warranties to the Company relating to non-infringement of third party proprietary rights and has not indemnified the Company against any damages or expenses arising out of any such claims of infringement. To the extent that the Technology or any portion thereof is found to infringe the proprietary rights of any other person or entity, the Company could be liable for the payment of substantial damages without the likelihood of any contribution by PTI. Such event could have a material adverse effect on the Company's operations.

     The Company also relies on trade secrets, know-how and continuing technological advancement to maintain its competitive position. Although the Company has entered into confidentiality agreements with its employees and consultants, no assurance can be given that others will not gain access to those trade secrets, that such agreements will be honored, or that the Company will be able to effectively protect its rights to its trade secrets. Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets.

     Technological Changes. The Company currently is engaged in the fields of nutraceuticals, pharmaceuticals and diagnostics, all of which are characterized by extensive research efforts and rapid technological progress and change. New process developments are expected to continue at a rapid pace in both industry and academia. The Company's future success will depend on its ability to develop and commercialize its existing pharmaceutical drug and nutraceutical product candidates and to develop new products. There can be no assurance that the Company will successfully complete the development of any of its existing product candidates or that any of its future products will be commercially viable or achieve market acceptance or success. In addition, there can be no assurance that research and development and discoveries by others will not render some or all of the Company's programs or potential pharmaceutical drug and nutraceutical product candidates uncompetitive or obsolete.

     Dependence on Third-Party Manufacturer; Limited Source of Supply. The Company is dependent on a single third-party manufacturer to manufacture the Base Product used in the production of its product candidates and anticipates the use of third-party manufacturers for the manufacture of the Base Product in connection with the production of all products it may develop, if any, for the foreseeable future. Pursuant to the License with PTI, the Company has agreed to purchase all of its requirements for the Base Product from one supplier, PTI, which, in turn, places orders for such required Base Product with a distributor in New Zealand, which distributor contracts with a single manufacturer to manufacture all of such requirements at its New Zealand facilities. Although the License permits the Company to utilize alternate sources of supply during any period in which PTI is unable to satisfy all of the Company's requirements for the Base Product, in the event PTI or the sole manufacturer of the Base Product fail to supply any or all of the Company's requirements for the Base Product, there can be no assurance that alternate sources of supply will be available to the Company at a reasonable cost or at all, and, if available at a reasonable cost, whether the Company will be able to secure such alternate sources in a timely manner. If such alternate sources of supply are not available on a timely basis or on reasonable economic terms, the Company's results of operations could be severely adversely affected.

     In addition, the manufacturing facilities in which the Company's pharmaceutical products are manufactured must conform to current FDA established Good Manufacturing Practices ("GMP"). Although the New Zealand manufacturing facilities have received a rating from the United States Department of Agriculture with respect to the manufacture of the Base Product for animal applications, those facilities have not, as of the date hereof, received FDA approval necessary for pharmaceutical human applications. The Company has retained a consulting firm to advise it regarding compliance by those manufacturing facilities with current GMP standards because the Company's pharmaceutical product candidates will be manufactured at those facilities. The Company's consultant has reported that those manufacturing facilities are substantially in compliance with current GMP standards. The Company cannot commence marketing and/or distribution of its pharmaceutical product candidates until the manufacturing facilities have been properly licensed by the FDA, which license cannot be obtained until the facilities meet then-current GMP standards. Those standards must be met on an ongoing basis and the licensed facilities are subject to inspection by the FDA at least once every two years. The failure of the manufacturing facilities to meet such GMP standards in a timely manner could result in delays in the marketing and sale of the Company's pharmaceutical product candidates until modifications are made to comply with such standards. In the event that the New Zealand manufacturer is unable or unwilling to make such changes, the Company would be required to find an alternate source to manufacture its pharmaceutical product candidates. If alternate manufacturing sources are not available on a timely basis or on reasonable economic terms, the Company's results of operations could be materially adversely affected. See "-- Manufacturing and Base Product Supply Arrangement."

     Moreover, the Base Product for Optimune(TM) and possibly certain of the Company's future nutraceutical products that are based on the Base Product, if any, also will be manufactured at that same New Zealand manufacturing facility pursuant to the License with PTI. The New Zealand manufacturing facility currently meets all requirements for the production of the Base Product for Optimune(TM), the Company's first nutraceutical product. While the FDA does not currently regulate the manufacturing facilities for nutraceutical products (other than to require that such facilities comply with its current GMP standards), there can be no assurance that the FDA at some time in the future will not begin regulating such manufacturing facilities. If the FDA were to begin regulating the manufacturing facilities for nutraceuticals and if the New Zealand manufacturing facilities did not meet those standards, the production of the Base Product for Optimune(TM) (or any other nutraceutical product that may be developed) will be delayed until the necessary modifications are made to comply with those standards. If the New Zealand manufacturer were unable or unwilling to make the necessary modifications, the Company would be required to find an alternate source to manufacture the Base Product for Optimune(TM) (or any other nutraceutical product that may be developed that utilizes the Base Product).

     Competition. The Company competes with a number of entities that are currently developing pharmaceutical drugs derived from or that include antibodies extracted from various by-products of cow's milk or colostrum, including several companies that are developing and producing products and product candidates to prevent and/or treat cryptosporidiosis. In addition, the Company competes with a number of other companies that utilize other technologies and that target the same infections, organisms or diseases in humans. Such competitors include numerous academic and research organizations and pharmaceutical and biotechnology companies pursuing production from the colostrum of hyper-immunized cows and/or colostrum-based or colostrum-like drugs (e.g., ImmuCell Corporation and GalaGen, Inc.). Hyper-immunization involves the injection or other exposure of a cow with a particular disease or microorganism and the extraction from the cow's milk or colostrum of the antibodies that are produced by the cow. Many of these competitors have substantially greater capital resources, research and development capabilities, and manufacturing and marketing resources, capabilities and experience than does the Company. The Company's competitors may succeed in developing products that are more effective or less costly than any products that may be developed by the Company, or that gain regulatory approval prior to any of the Company's products.

     The Ross Products Division of Abbott Laboratories, which the Company believes currently dominates the United States market in sales of nutritional supplements and meal replacements, is now marketing two products commercially--Ensure(R) and Advera(R). Ensure(R) is being marketed to the elderly and others as a nutritional supplement or meal replacement, while Advera(R) is being marketed to people who are HIV positive or have AIDS as a nutritional supplement or meal replacement and as a way to manage their weight loss. Both of those products can be used as either a nutritional supplement or as a meal replacement, depending upon the ability of the person to eat and digest solid foods. Advera(R) is currently being advertised primarily for its weight loss characteristics, and thus is being targeted to the same market at which Optimune(TM) is being targeted, although Optim intends only to market Optimune(TM) as a nutritional supplement (and not as a meal replacement). Accordingly, Optimune(TM) may compete with Advera(R).

     In addition, other companies have competitive pharmaceutical drugs that are in more advanced stages of clinical testing than are the Company's product candidates. The Company also expects that the number of market entrants, and thus its competitors and potential competitors, will increase as more colostrum-based products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these entrants may be more successful than the Company in manufacturing, marketing and distributing their products. There can be no assurance that the Company will be able to compete successfully in any market.

     Uncertainty of Pharmaceutical Pricing and Reimbursement; Health Care Reform. The future revenues and profitability of and availability of capital for biotechnology and biopharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the cost of health care through various means. For example, in certain foreign markets, the profitability of prescription pharmaceuticals is subject to governmental regulation and control. There have been, and there may continue to be, a number of federal and state proposals to implement similar governmental regulation and controls in the United States. It is uncertain what form any health care legislation may take or what actions federal, state and private payors may take, if any, in response to the proposed reforms. The Company cannot predict whether any reforms will ever be implemented, or the effect, if any, of any implemented reform on the Company's business. Moreover, there can be no assurance that any implemented reform will not have a material adverse effect on the Company's results of operations or future performance. The Company's long-term ability to market any of its product candidates successfully may depend in part on the extent to which reimbursement for the cost of such products and related treatments will be available from public and private health insurers and other organizations. Third-party payors are increasingly challenging the cost of medical products and services. The reimbursement status of newly-approved health care products is highly uncertain and, accordingly, there can be no assurance that third-party coverage will enable the Company to maintain price levels sufficient to realize an appropriate return on investment or to operate profitably.

     Dependance on Qualified Personnel; Potential Conflict of Interest; Part-Time Consultants. The Company's success is dependant upon its ability to attract and retain qualified scientific and management personnel. The loss of the services of certain of the principal members of the Company's management and scientific staff, and particularly David G. Derrick, the Company's Chief Executive Officer and Chairman of the Board, Milton G. Adair, the Company's President and a director of the Company, Frank A. Eldredge, Ph.D., the Company's Executive Vice President -- New Product Development, and David O. Lucas, Ph.D., one of the members of the Company's Scientific Advisory Board, could have a substantial adverse effect on the Company. In order to commercialize its products and product candidates, the Company must maintain and expand its personnel, particularly in the areas of clinical trial management and product sales and marketing. The Company faces intense competition for such personnel from other companies, academic institutions, government entities and other research organizations. There can be no assurance that the Company will be successful in attracting and hiring or retaining qualified personnel. Moreover, managing the integration of new personnel and Company growth generally could pose significant risks to the Company's development and progress. The Company relies on consultants and advisors, including the members of its Scientific Advisory Board, to assist the Company in formulating its research and development strategy. All of the Company's consultants and advisors only devote a portion of their time to the business of the Company and may from time to time serve as officers, directors, consultants or advisors to other pharmaceutical or biotechnology companies. There can be no assurance that such other companies will not in the future have interests that conflict with those of the Company. While the Company provides its management and key employees with incentive compensation, including stock options and bonuses, that the Company believes are competitive with incentive compensation provided by other companies in the biopharmaceutical industry, none of the Company's management or key employees other than David G. Derrick, the Company's Chief Executive Officer and Chairman, are retained pursuant to an employment agreement and, therefore, the Company has no assurances as to the commitment of any of such employees for any period of time. All of the Company's employees have entered into confidentiality agreements with the Company not to disclose any of the Company's confidential information.

     Product Liability Exposure; Insurance. Product liability risk is inherent in the testing, manufacture, marketing and sale of the Company's products and product candidates, and particularly the Company's pharmaceutical drugs, and there can be no assurance that the Company will be able to avoid significant product liability exposure. Product liability insurance for the pharmaceutical industry, when available, is extremely expensive. The Company currently maintains a general liability insurance policy with coverage limits of $1 million per occurrence and a product liability insurance policy with coverage limits of $20 million per occurrence, the latter of which insurance policy is required under the License with PTI. There can be no assurance that the Company will be able to maintain such insurance in sufficient amounts to protect the Company against such liabilities at a reasonable cost. In addition, the Company is required to indemnify PTI against any product liability claims incurred by PTI as a result of any products developed and commercialized or sold by the Company. PTI has not made, and is not expected to make, any representations as to the safety or efficacy of the Base Product or as to any products that may be made or used under rights granted pursuant to the License. Any future product liability claim against the Company and/or PTI (with respect to products developed using the Technology) could result in the Company paying substantial damages, which may have a material adverse effect on the business and financial condition of the Company.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Shareholders and prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of Biomune and its two wholly owned subsidiaries, Optim and Volu-Sol. The forward-looking statements and associated risks set forth herein relate to (i) market acceptance of Optimune(TM) and the development of other nutraceutical products by Optim; (ii) production efficiencies and increased gross margin from Volu-Sol;
(iii) the total research and development, general and administrative and other direct costs associated with obtaining final FDA approval on BWPT-301(TM); (iv) the dollar amount expected to be expended during fiscal years 1997 and 1998 on the BWPT-301(TM) clinical trials; (v) the estimated date of receipt of final FDA approval on BWPT- 301(TM); (vi) the estimated commencement date of Phase III clinical trials and the completion of those clinical trials on BWPT-301(TM); and
(vii) the Company having sufficient cash to fund its projected operations and budgeted research and development for fiscal year 1997. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. The forward-looking statements included herein are based on assumptions, among others, (a) that the efficacy of BWPT-301(TM) will be established during the ongoing Phase II clinical trials and the Phase III clinical trials; (b) that the Company will be able to successfully undertake and complete clinical trials on BWPT-302(TM); (c) that the Company will be able to successfully commercialize Optimune(TM), the Company's first nutraceutical product, and successfully develop and commercialize other nutraceutical products; (d) that the Company will be able to successfully develop and commercialize the Technology; (e) that the Company will need to conduct additional Phase II clinical trials on BWPT-301(TM) and may need to conduct clinical trials that are different from those that have been conducted to date or that are currently contemplated by the Company; and (f) that the Company will be able to timely and properly quantify and analyze the data derived from its clinical trials. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the results of the clinical trials and the time and money required to successfully complete those trials, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. This is particularly true given the dynamic nature of the process in which the Company is involved with respect to BWPT-301(TM) and BWPT- 302(TM). Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revision. Based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 2.  PROPERTIES

     Biomune's and Optim's Headquarters. As of September 30, 1996, the corporate headquarters for Biomune and Optim were located at 540 Arapeen Drive, Suite 202, Salt Lake City, Utah. Biomune moved to that address in June 1994 and entered into a two year Office Lease Agreement with Evans & Sutherland Computer Corporation effective as of June 1, 1994 regarding those corporate headquarters. That Office Lease Agreement expired on May 31, 1996. Biomune negotiated an extension of that Office Lease through December 31, 1996 and occupied those premises along with Optim pursuant to such extension until October 11, 1996. Biomune executed a three year Lease Agreement with Young Electric Sign Company for the lease of new corporate headquarters effective as of October 1, 1996. That Lease Agreement expires on September 30, 1999. The headquarters for Biomune and Optim were relocated to 2401 South Foothill Drive, Salt Lake City, Utah, effective as of October 11, 1996. The Lease Agreement with Young Electric Sign Company involves the lease for Biomune and Optim of approximately 3,500 square feet of office space (approximately 2,800 square feet of which is being utilized by Biomune and the approximately 700 remaining square feet of which are being utilized by Optim) and approximately 800 square feet of research space at a total monthly rent for both Biomune's and Optim's space of $7,500, which rent increase to $7,875 per month for the second year of the Lease Agreement and to $8,268.75 per month for the third and final year. The building to which Biomune and Optim relocated their corporate headquarters effective October 11, 1996 is suitable for their needs for the foreseeable future and is in good condition and repair. Biomune is utilizing approximately 80% of the approximately 2,800 square feet of office space and approximately 100% of the approximately 800 square feet of research space at those new corporate headquarters. The Company believes that those facilities will accommodate Biomune's projected needs through the expiration of the Lease Agreement on September 30, 1999.

     Optim's Headquarters. Since October 11, 1996, Optim's headquarters have been located at 2401 South Foothill Drive, Salt Lake City, Utah. Optim leases approximately 700 square feet of office space at that address. See Item 2, Properties, "Biomune's and Optim's Headquarters," above. In addition, Optim leases approximately 3,800 square feet of warehouse space in West Valley City, Utah. Optim is utilizing approximately 50% of the approximately 700 square feet of office space and approximately 25% of the approximately 3,800 square feet of warehouse space. The Company believes that those facilities will accommodate Optim's operations and projected growth for the foreseeable future.

     Volu-Sol's Headquarters. Volu-Sol's headquarters are located at 5095 West 2100 South, West Valley City, Utah. This location has approximately 2,500 square feet of office space and approximately 9,000 square feet of warehouse space. Volu-Sol is utilizing approximately 100% of the 2,500 square feet of office space and approximately 100% of the 9,000 square feet of warehouse space at its West Valley City, Utah headquarters. The Company entered into a five-year Commercial and Industrial Lease for Volu-Sol's headquarters effective as of October 16, 1995, with an option to renew for an additional five years. The building in which Volu-Sol maintains its headquarters is in good condition and repair and the Company believes that those facilities will accommodate Volu-Sol's operations and projected growth for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     On October 12, 1995, a Proposed Class Action Complaint for Violations of the Federal Securities Laws was filed in the United States District Court for the District of Utah, Central Division, by Roman Sterlin (Civil No. 2:95CV-0944G) (the "Complaint"). The Complaint names as defendants the Company, David G. Derrick (the Company's Chief Executive Officer and Chairman of the Board), Aaron Gold (a director of the Company), Charles J. Quantz (a director of the Company), Jack D. Solomon (a founder of the Company and a member of the Company's Business Advisory Board), Genesis Investment Corporation (a shareholder of the Company) and The Institute for Social & Scientific Development, Inc. (a shareholder of the Company). The Complaint, among other things, alleges violations of Sections 10(b), 20(a) and 20A(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), Rule 10b-5 promulgated under the 1934 Act and general misappropriation of material non-public information. The Company was served with the Complaint on October 26, 1995. On November 27, 1995, the Company filed an Answer to the Complaint and denied the allegations therein. On May 10, 1996, the court ordered the plaintiff to file an Amended Complaint. The plaintiff filed his Amended Complaint on or about August 6, 1996. The Amended Complaint alleges violations of Sections 10(b), 20(a) and 20A(a) of the 1934 Act and Rule 10b-5 promulgated thereunder, and general misappropriation of material non-public information. The Company filed a Motion to Dismiss the Amended Complaint on September 25, 1996. The Company believes that the allegations in the Amended Complaint are baseless and the Company believes it has meritorious defenses. However, at this stage of the litigation the Company is unable, with any degree of certainty, to predict the outcome of the litigation. The Company intends to vigorously defend against the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal 1996.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

COMMON STOCK

     The Company's Common Stock is listed on the National Association of Securities Dealers Automated Quotation ("NASDAQ") SmallCap Market. The Company's Common Stock trades under the symbol "BIME" and was listed on the NASDAQ SmallCap Market on April 6, 1994. Prior to that date, the Company's Common Stock had been traded in the over-the-counter market. The following table is based upon information available to the Company and sets forth the range of the high and low bid prices for the Company's Common Stock (on a post-split basis) for each full quarterly period within the two most recent fiscal years, based upon quotations on the NASDAQ SmallCap Market, except as otherwise indicated:


       Security                 Quarter Ended     High Bid(1)     Low Bid(1)

Common Stock, $0.0001        September 30, 1996     $2.00           $1.97
par value per share          June 30, 1996          $3.00           $2.13
                             March 31, 1996         $2.74           $1.94
                             December 31, 1995      $2.56           $2.34

                             September 30, 1995     $3.44           $3.13
                             June 30, 1995          $3.00           $2.75
                             March 31, 1995         $3.13           $3.00
                             December 31, 1994      $4.03           $3.97
--------------------

(1) The source of these high and low bid prices was the National Association of Securities Dealers, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These high and low bid prices are post-split prices and reflect the effect of the 1-for-100 reverse stock split of the Company's Common Stock that was effective as of March 22, 1993 and the effect of the stock split of the Company's Common Stock that was effected as a 200% stock dividend effective as of June 14, 1994. The high and low bids prices listed have been rounded up to the next highest two decimal places.

     The market price of the Company's Common Stock is subject to significant fluctuations in response to variations in the Company's quarterly operating results, general trends in the market for the Company's products and product candidates, and other factors, many of which the Company has little or no control over. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely effect the market for the Company's Common Stock, regardless of the Company's actual or projected performance.

     The approximate number of holders of record of the Company's Common Stock as of November 12, 1996 was 1,090. This number does not represent the actual number of beneficial owners of shares of the Company's Common Stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who have the right to vote their shares. The Company has not paid or declared any cash dividends on its Common Stock since its incorporation and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company currently anticipates that all of its earnings, if any, will be retained for use in the operation and expansion of its business. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate.

PREFERRED STOCK

     As of September 30, 1996, the Company had three series of Preferred Stock outstanding, as follows: Series A 10% Cumulative Convertible Preferred Stock (the "Series A Preferred"); Series B 10% Cumulative Convertible Non-Voting Preferred Stock (the "Series B Preferred"); and Series C 8% Cumulative Convertible Non-Voting Preferred Stock (the "Series C Preferred"). In addition, during a portion of fiscal 1996 the Company also had outstanding shares of its Series D 8% Cumulative Convertible Non-Voting Preferred Stock (the "Series D Preferred"), all of which shares of Series D Preferred were converted into shares of Common Stock during fiscal 1996 or were cancelled as of September 30, 1996 in connection with the issuance of the issued and outstanding shares of Series C Preferred. Summaries of the Series A Preferred, the Series B Preferred and the Series C Preferred follow:

     Series A Preferred. The Designation of Rights and Preferences related to the Series A Preferred requires that interest be paid at the rate of 10% per annum, or $0.50 per share of Series A Preferred, prior to the payment of dividends on any class or series of shares of the Company's equity securities that are junior to the Series A Preferred, unless full cumulative dividends have been paid or contemporaneously are declared and paid or set apart for payment on the Series A Preferred. Dividends on the Series A Preferred may, however, at the option of the Company's Board of Directors, be paid in either cash or additional shares of Series A Preferred. Shares of Series A Preferred are convertible into the number of shares of the Company's Common Stock equal to the aggregate value of the Series A Preferred to be converted (determined by multiplying the number of shares of Series A Preferred to be converted by $5.00 per share), and dividing that value by the then-applicable Series A Conversion Price (as that term is defined in the Series A Preferred Designation of Rights and Preferences). The initial Series A Conversion Price was $5.00. Each share of Series A Preferred is currently convertible into three shares of the Company's Common Stock (after giving effect to the stock split on the Company's Common Stock, which stock split was effected as a 200% stock dividend effective as of June 14, 1994). Shares of Series A Preferred became redeemable at the option of the Company on January 1, 1996 at a price of $5.00 per share, plus accrued and unpaid dividends. Thus, for example, if a holder of 100 shares of Series A Preferred desired to convert all 100 of such shares into shares of the Company's Common Stock at a time when the Series A Conversion Price was $5.00 per share, the number of shares of Common Stock that would be issued would be calculated as follows:

100 shares Series A Preferred x $5.00 = $500.00/$5.00 = 100 shares Common Stock
                                                        ===

     However, the Designation of Rights and Preferences related to the Series A Preferred provides, among other things, that in the event the Company declares a stock dividend on the Company's Common Stock payable in additional shares of Common Stock, the Series A Conversion Price in effect immediately prior to such event will be appropriately adjusted. Accordingly, as a result of the stock split effected as a 200% stock dividend effective as of June 14, 1994, the Series A Conversion Price was increased to $15.00 per share (from $5.00 per share, the original Series A Conversion Price), resulting in the following Series A Preferred conversion calculation in the above example (after taking into consideration the effect of the 200% stock dividend that was effective as of June 14, 1994):

100 shares Series A Preferred x $15.00=$1,500.00/$5.00 = 300 shares Common Stock
                                                         ===

     Thus, as a result of the stock split effected as a 200% stock dividend effective as of June 14, 1994, one share of Series A Preferred can now be converted into three shares of the Company's Common Stock (on a post-split basis).

     Series B Preferred. The Designation of Rights and Preferences related to the Series B Preferred requires that interest be paid at the rate of 10% per annum, or $1.50 per share of Series B Preferred, prior to the payment of dividends on any class or series of shares of the Company's equity securities that are junior to the Series B Preferred unless full cumulative dividends have been paid or contemporaneously are declared and paid or set apart for payment on the Series B Preferred. Dividends on the Series B Preferred may, however, at the option of the Company's Board of Directors, be paid in either cash or additional shares of Series B Preferred. Shares of the Company's Series B Preferred are convertible on a one-for-three basis (after taking into consideration the effect of the stock split effected as a 200% stock dividend effective as of June 14,
1994) into shares of the Company's Common Stock. Each share of Series B Preferred is currently convertible into three shares of the Company's Common Stock (after giving effect to the stock split of the Company's Common Stock, which stock split was effected as a 200% stock dividend effective as of June 14,
1994). Shares of Series B Preferred became redeemable at the option of the Company on January 1, 1996 at a price of $5.00 per share (after taking into consideration the effect of the 200% stock dividend), plus accrued and unpaid dividends. Thus, for example, if a holder of 100 shares of Series B Preferred desired to convert all 100 of such shares into shares of the Company's Common Stock, the number of shares of Common Stock that would be issued is calculated as follows:

      100 shares Series B  Preferred x 3 = 300 shares Common Stock
                                           ===

     Series C Preferred. The Designation of Rights and Preferences related to the Series C Preferred requires that dividends be paid at the rate of 8% per annum, subject to the rights of the holders of shares of Series A Preferred, Series B Preferred and Series D Preferred, prior to and in preference to any declaration or payment of any dividends on the Company's Common Stock. Accordingly, the annual dividend per outstanding share of Series C Preferred is $80.00. Dividends on the Series C Preferred may, however, at the option of the Company's Board of Directors, be paid in either cash or additional shares of Series C Preferred. Subject to certain conversion limitations on the Series C Preferred as set forth in the Series C Preferred Designation of Rights and Preferences, each share of Series C Preferred may be converted into the number of shares of Common Stock determined by dividing $1,000 plus any accrued and unpaid regular or special dividends on the Series C Preferred by an amount equal to the Market Price (as that term is defined below) less 25%; provided, however, that the discount from the Market Price shall be 20% for all shares of Series C Preferred converted prior to January 1, 1997. "Market Price" shall mean the average closing bid price of the Company's Common Stock for the three NASDAQ trading days immediately preceding the Conversion Date (as that term is defined in the Series C Preferred Designation of Rights and Preferences), as reported by the NASDAQ or such other inter-dealer system as may list the Company's Common Stock. In addition to the conversion restrictions on the Series C Preferred set forth in the Series C Preferred Designation of Rights and Preferences, the Company has contractually agreed with the purchasers of the Series C Preferred to certain additional conversion restrictions. Thus, for example, if a holder of 100 shares of Series C Preferred desired to convert all 100 of such shares into shares of the Company's Common Stock (disregarding for purposes of this example the contractually agreed upon conversion restrictions) and at a time when no regular or special dividends on the Series C Preferred are accrued and when the discount from the Market Price is 20% and the Market Price of the Common Stock is $4.00 per share, the number of shares of Common Stock that would be issued is calculated as follows:

         100 shares Series C Preferred x [($1,000 + $-0-)/($4.00 x 80%)] =
                           31,250 shares Common Stock
                           ======

     Series D Preferred. While all of the issued and outstanding shares of Series D Preferred were either converted into shares of the Company's Common Stock or cancelled in connection with the issuance of the Series C Preferred on September 30, 1996, a discussion of the Series D Preferred follows because all of such shares of Series D Preferred were issued and converted or cancelled during fiscal 1996. On December 29, 1995, the Company entered into a Subscription Agreement for the sale of a total of 5,200 shares of its Series D Preferred for $5.2 million (or $1,000 per share). Pursuant to the terms of the Offshore Securities Subscription Agreement related to such sale of shares of Series D Preferred, the Company received a total of $3 million (less certain costs and expenses of the offering, including 200 shares of Series D Preferred) on January 3, 1996, with the $2 million balance being subject to a Non-Negotiable Promissory Note dated December 17, 1995 (the "Note") payable to the Company. The Note, by its terms, was due and payable to the Company on March 31, 1996 without interest; provided, however, that the Note provided that the Company had the right, prior to payment, upon not less than 45 days prior written notice, to cancel the Note, in whole or in part. On March 15, 1996, the Company and the maker of the Note agreed to extend the due date of the Note to April 30, 1996 and to revise the Company's right of cancellation thereunder. Subsequently, by letter agreement dated April 14, 1996, the Company and the maker of the Note agreed to extend the due date of the Note to September 30, 1996. By Funding Termination Agreement dated effective as of September 30, 1996, the Company and the maker of the Note agreed to terminate the Note. The Series D Preferred bore an 8% cumulative dividend payable annually in cash or in additional shares of Series D Preferred, at the election of the Company's Board of Directors, and each share of Series D Preferred was convertible into shares of the Company's Common Stock commencing 40 days after the date of the Series D Preferred Designation of Rights and Preferences by dividing $1,000 by an amount equal to the Market Price (as that term is defined in the Series D Preferred Designation of Rights and Preferences) per share of the Company's Common Stock less 25%; provided, however, that shares of Series D Preferred converted within 90 days of the closing date were convertible by dividing $1,000 by an amount equal to the lesser of (a) the bid price for the Company's Common Stock on the closing date or (b) the Market Price of the Company's Common Stock less 20%, but in neither event could such denominator be less than $1.60. On or about March 10, 1996, the subscriber of the Series D Preferred was granted warrants to purchase a total of 1,295,657 restricted shares of the Company's Common Stock (the "Series D Warrant"), which Series D Warrant was exercisable for two years from the date of grant. The exercise price of the Series D Warrant initially was $2.38, the closing bid price of the Common Stock on December 28, 1995, the day prior to the closing date of the Series D Preferred offering. In connection with the sale of the Series D Preferred, the Company paid commissions totaling $645,000, which commissions were paid as follows: (a) $235,000 in cash paid during November 1995; (b) 200 shares of the Company's Series D Preferred (valued at $1,000 per share) issued during December 1995; and (c) $210,000 in cash paid subsequent to December 31, 1995. In connection with the Series C Preferred offering, the Series D Warrant was amended to increase the number of shares of the Company's Common Stock thereunder to 1,470,588 at an exercise price of $2.125 per share; provided, however, that the holder of the Series D Warrant grant the Company an option to purchase the unexercised portion of the Series D Warrant (or any portion thereof, at the Company's sole election) at a price of $2.875 per share for a period of 12 months from September 30, 1996.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

     On September 30, 1996, the Company entered into an Investor Questionnaire and Subscription Agreement for the sale of a total of 5,000 shares of its Series C Preferred for $5 million in cash (or $1,000 per share). Pursuant to the terms of the Series C Preferred Investor Questionnaire and Subscription Agreement, the Company received a total of $1.5 million in cash (less certain costs and expenses of the offering) as of September 30, 1996, and the $3.5 million balance was recorded as a subscription receivable as of September 30, 1996. The $3.5 million balance was received by the Company in cash subsequent to September 30, 1996. The Series C Preferred bears an 8% cumulative dividend payable annually either in cash or in additional shares of Series C Preferred, at the election of the Company's Board of Directors. In connection with the sale of the Series C Preferred, the Company paid a finder's fee of $500,000, or 10% of the gross offering amount from the subscription of the Series C Preferred, and certain costs and expenses related to the offering, including, but not limited to, legal fees, accounting fees and escrow fees. No underwriter or placement agent was utilized in connection with the offer and sale of the Series C Preferred, which securities were offered and sold solely to "accredited investors," as that term is defined in Rule 501(a) promulgated under the Securities Act of 1933, as amended (the "1933 Act"). Subject to certain conversion limitations on the Series C Preferred as set forth in the Series C Preferred Designation of Rights and Preferences, each share of Series C Preferred may be converted into the number of shares of Common Stock determined by dividing $1,000 plus any accrued and unpaid regular or special dividends on the Series C Preferred by an amount equal to the Market Price less 25%; provided, however, that the discount from the Market Price shall be 20% for all shares of Series C Preferred converted prior to January 1, 1997. See also, "Market for Registrant's Common Equity and Related Stockholder Matters," subheading "Preferred Stock--Series C Preferred," above, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," subheading "Liquidity and Capital Resources--Series C Preferred," below. The Series C Preferred offering was made in reliance on Regulation D and Regulation S promulgated under the 1933 Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information presented below has been derived from the Company's audited financial statements. This selected financial information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", below.


                                                  As of and for the Fiscal Years Ended September 30,


Consolidated Statement of
Operations Data:                      1996           1995           1994            1993            1992
---------------                       ----           ----           ----            ----            ----

Revenues                          $  436,691     $  458,981   $    365,189      $   357,578     $     ---
Net Loss                          (6,422,620)    (3,622,973)    (4,298,373)      (4,164,316)       (879,751)
Net Loss per
  Common Share                         (0.35)*        (0.22)         (0.35)           (0.41)          (0.10)

Consolidated Balance Sheet Data:

Total Assets                       9,272,002      6,718,420      9,617,345        4,638,051       3,686,573
Long-term Debt                         ---            ---            ---            950,740       1,525,560
Shareholders' Equity               8,646,525      6,329,175      9,404,636        1,384,701       1,289,304
Cash Dividends per
  Common Share                         ---            ---            ---              ---             ---

-----------------------------
*  Based on weighted average outstanding common shares of 18,799,194.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. See Item 8, "Financial Statements and Supplementary Data", below.

GENERAL

     The Company believes that in the future its results of operations could be impacted by factors such as the results of the Company's research and development efforts and the clinical trials on BWPT-301(TM), BWPT-302(TM) and any other future pharmaceutical drugs based on or derived from the Technology, as well as market acceptance of the Company's nutraceutical products (and particularly Optimune(TM), the Company's first nutraceutical product) and pharmaceutical drugs, increased competitive pressures, changes in raw material sources and costs, and adverse changes in general economic conditions in any of the countries in which the Company conducts or is able to conduct business under the License with PTI. The Company's ability to develop and market nutraceutical products and pharmaceutical drugs will have a significant and direct impact on the Company's results of operations. The Company believes that the majority of its anticipated future revenues will come from new nutraceutical products and pharmaceutical drugs. The Company cannot determine the ultimate effect that new nutraceutical products and pharmaceutical drugs will have on revenues, earnings or the price of the Company's Common Stock.

     Due to factors noted above and elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and shareholders should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenues, earnings or greater than projected losses from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of such shortfalls or increased losses until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock.

     The Company's primary focus and efforts have been on commercializing Optimune(TM) and on seeking approval from the FDA on BWPT-301(TM) for the treatment of cryptosporidiosis in people with AIDS and on BWPT-302(TM) for the treatment of E. coli, strain 0157:H7, in humans. For the fiscal year ended September 30, 1996, $434,690 of the Company's revenues were generated by Volu-Sol, while $2,001 of the Company's revenues were generated by Optim from the sale of Optimune(TM).

     The Company also anticipates that it will incur significant losses during fiscal 1997 as a direct result of: (a) the on-going Phase II clinical trials and the Phase III clinical trials on BWPT-301(TM) anticipated to begin in 1997; (b) the Phase I clinical trials on BWPT-302(TM) that the Company began during fiscal 1996; (c) the studies associated with Optim; and (d) the cost of the efforts to further improve Volu-Sol's results of operations.

     The Company is currently focusing its resources and efforts on (a) the commercialization of Optimune(TM); (b) BWPT-301(TM) for the treatment of cryptosporidiosis in humans; (c) BWPT-302(TM) for the treatment of E. coli, strain 0157:H7, in humans; (d) the improvement of Volu-Sol's results of operations; and (e) the development of one or more additional nutraceutical products based on the Technology.

RESULTS OF OPERATIONS

     Fiscal 1996 Compared to Fiscal 1995

     During the fiscal year ended September 30, 1996, the Company generated revenues totaling $436,691, of which $434,690 was derived from Volu-Sol, the Company's medical diagnostic stain subsidiary, and $2,001 of which was derived from Optim Nutrition, the Company's nutraceutical product subsidiary from the sale of Optimune(TM). Those two subsidiaries are wholly owned by the Company and comprise the Company's only revenue-generating operations. The total 1996 revenues compare to $458,981 in revenues generated by Volu-Sol for the fiscal year ended September 30, 1995.

     Management, consulting and research fees increased from $2,467,305 in fiscal 1995 to $4,077,887 in fiscal 1996. This increase was due to the Company using outside consultants for filing the IND on BWPT-302(TM) and for the Company's fund raising activities. The Company anticipates that it will incur increased management, consulting and research fees in the foreseeable future, especially as (a) the Phase II clinical trials on BWPT-301(TM) continue and Phase III clinical trials on BWPT-301(TM) commence (assuming efficacy is established during the Phase II clinical trials), (b) the Phase I clinical trials on BWPT-302(TM) are concluded and the Phase II clinical trials on BWPT-302(TM) commence (assuming satisfactory results of the Phase I trials are obtained upon the completion of the analysis of the data from those trials), and
(c) as additional nutraceutical studies are commenced and completed. The Company believes these increased management, consulting and research fees will have the effect of increasing the Company's accumulated deficit through the time the Company successfully produces and commercializes a product based on the Technology or sells technology to a third party.

     General and administrative expenses increased from $1,717,658 during fiscal 1995 to $2,626,598 during fiscal 1996. The increase in general and administrative expenses was primarily a result of increased activity in connection with: (1) the development and commercialization of Optimune(TM), the Company's first nutraceutical product, and the addition of sales, marketing and support personnel for Optim, (2) increased activity in preparing and filing the Company's IND on BWPT-302(TM) for submission to the FDA for E. coli, strain 0157:H7, and to report to the FDA on the results of the Phase I clinical trials on BWPT-301(TM) and the preliminary results of the initial Phase II clinical trials on BWPT-302(TM) and (3) the addition of physical space for Optim. The Company expects that general and administrative expenses will increase in fiscal 1997 as compared to fiscal 1996, as the Phase II clinical trials on BWPT-301(TM) progress and additional nutraceutical studies commence. This increase in general and administrative expenses will have the effect of increasing the Company's net operating loss for fiscal 1997 as compared to the net operating loss for fiscal 1996.

     Interest income decreased from $472,382 for fiscal 1995 to $271,690 for fiscal 1996. This decrease was primarily attributable to the use of cash for management, consulting and research, as well as general and administrative expenses. The Company incurred no interest expense in either fiscal 1996 or fiscal 1995.

     The Company incurred a net loss of $(6,513,899) (after accounting for the payment of stock dividends on the outstanding shares of Series A Preferred and Series B Preferred in fiscal 1996, as compared to a net loss of $(3,740,444) in fiscal 1995. This increase in net loss is attributable to an increase in management, consulting and research fees and general and administrative expenses, offset in part by a decrease in stock dividends paid on the Series A Preferred and the Series B Preferred because of the conversion of shares of Series A Preferred and Series B Preferred into shares of the Company's Common Stock during fiscal 1996. The net loss per share of Common Stock increased from $(0.22) for fiscal 1995 to $(0.35) for fiscal 1996. The net loss per common share would have increased even more except for the fact that the weighted average number of shares of the Company's Common Stock outstanding increased as a result of conversions of shares of Series A Preferred, Series B Preferred and Series D Preferred into shares of Common Stock. Preferred Stock dividends decreased from $117,471 in 1995 to $91,199 in 1996 also due to these conversions of shares of Preferred Stock into shares of Common Stock. The Company expects to incur a net loss for fiscal 1997.

     The Company has incurred significant net operating losses, which totaled $23,372,299 through September 30, 1996 (not considering the impact of Preferred Stock dividends). Certain of the net operating loss carry forward ("NOLs") related thereto are limited by an ownership change (as that term is defined in Section 382 of the Internal Revenue Code of 1986, as amended) that may have occurred as of December 10, 1991. See Note 10 to the consolidated financial statements for a detailed discussion of the Company's NOLs.

     Fiscal 1995 Compared to Fiscal 1994

     During the fiscal year ended September 30, 1995, the Company generated $458,981 of revenues from Volu- Sol, the Company's medical diagnostic stain subsidiary, and the only revenue-generating operation of the Company at that time, compared to $365,189 of revenues generated by Volu-Sol (then operated as the Volu-Sol Medical Division) for the fiscal year ended September 30, 1994.

     Management, consulting and research fees decreased from $3,427,437 in fiscal 1994 to $2,467,305 in fiscal 1995. This decrease was due to the Company relying more on the effort of employees and less on outside consultants. During most of fiscal 1995 and as of September 30, 1995, Biomune had six full-time employees and one independent contractor. Volu-Sol had six full-time employees and six part-time employees during most of fiscal 1995.

     General and administrative expenses increased from $1,163,128 for fiscal 1994 to $1,717,658 for fiscal 1995. The increase in general and administrative expenses was primarily a result of increased activity in preparing the Company's IND on BWPT-302(TM) for submission to the FDA for E. coli, strain 0157:H7, and to report to the FDA the results of the Phase I clinical trials on BWPT-301(TM) and the preliminary results of the initial Phase II clinical trials on BWPT-302(TM).

     Interest income increased from $192,759 for fiscal 1994 to $472,382 for fiscal 1995. This increase was primarily attributable to the investment of the proceeds from the sale by the Company of its Series A Preferred and Series B Preferred. Interest expense decreased from $15,635 for fiscal 1994 to $-0- for fiscal 1995 because the Company repaid all of its outstanding debt out of the proceeds of the sale of shares of its Series A Preferred and Series B Preferred.

     The Company incurred a net loss of $(3,740,444) (after accounting for the payment of stock dividends on the outstanding shares of Series A Preferred and Series B Preferred) for fiscal 1995, as compared to a net loss of $(4,746,718) for fiscal 1994. This decrease in net loss was attributable to a decrease in management, consulting and research fees, as well as a decrease in stock dividends paid on the Series A Preferred and the Series B Preferred because of the conversion of certain shares of Series A Preferred and Series B Preferred into shares of the Company's Common Stock during fiscal 1995. The net loss per share of Common Stock decreased from $(0.35) for fiscal 1994 to $(0.22) for fiscal 1995. The decrease in net loss per share of Common Stock was attributable to the decrease in net loss applicable to common shares, as well as an increase in the weighted average number of shares of the Company's Common Stock outstanding, resulting primarily from conversions of shares of Series A Preferred and Series B Preferred into shares of Common Stock. In addition, a portion of the decrease in net loss per common share was attributable a reduction in Preferred Stock dividends from $448,345 in 1994 to $117,471 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is currently unable to finance its operations from its cash flows from operating activities. Substantial funds and time will be required to commercialize Optimune(TM), the Company's first nutraceutical product, to complete Phase II and Phase III clinical trials on BWPT-301(TM) (assuming efficacy is established during the Phase II clinical trials), to complete the necessary clinical trials on BWPT-302(TM), to obtain regulatory approval for and commercialize products utilizing the Technology, to achieve profitability in Volu-Sol's operations, and to develop and commercialize additional nutraceutical products based on the Technology. Because revenue-generating operating activities are not in place at significant levels and because the Company will require significant capital to accomplish the objectives set forth above, additional equity and/or debt funding will most likely be required, although such funding may not be available or may not be available on favorable terms.

     As of September 30, 1996, the Company had a cash and cash equivalents balance of $4,192,868 and working capital of $7,713,917, as compared to a cash balance of $5,206,112 and working capital of $5,378,398 as of September 30, 1995.

      Series A Preferred and Series B Preferred. The Series A Preferred bears a 10% cumulative dividend payable annually in cash or in additional shares of Series A Preferred, at the election of the Company's Board of Directors, The Series B Preferred bears a 10% cumulative dividend payable annually in cash or in additional shares of Series B Preferred, at the election of the Company's Board of Directors. As of September 30, 1996, the Company had recorded dividends on the Series A Preferred and the Series B Preferred totaling an aggregate dollar value of $91,199, which dividends the Company intends to pay in additional shares of Series A Preferred or Series B Preferred, as appropriate.

     Series D Preferred. On December 29, 1995, the Company entered into a Subscription Agreement for the sale of a total of 5,200 shares of its Series D Preferred for $5.2 million (or $1,000 per share). Pursuant to the terms of the Offshore Securities Subscription Agreement related to such sale of shares of Series D Preferred, the Company received a total of $3 million (less certain costs and expenses of the offering, including 200 shares of Series D Preferred) on January 3, 1996, with the $2 million balance being subject to a Non-Negotiable Promissory Note dated December 17, 1995 (the "Note") payable to the Company. The Note, by its terms, was due and payable to the Company on March 31, 1996 without interest; provided, however, that the Note provided that the Company had the right, prior to payment, upon not less than 45 days prior written notice, to cancel the Note, in whole or in part. On March 15, 1996, the Company and the maker of the Note agreed to extend the due date of the Note to April 30, 1996 and to revise the Company's right of cancellation thereunder. Subsequently, by letter agreement dated April 14, 1996, the Company and the maker of the Note agreed to extend the due date of the Note to September 30, 1996. By Funding Termination Agreement dated effective as of September 30, 1996, the Company and the maker of the Note agreed to terminate the Note and the sale of the 2,000 shares of Series D Preferred. Accordingly, as a result of the offering of shares of the Company's Series D Preferred, the Company received during fiscal 1996 a total of $3 million (less certain costs and expenses of the offering totaling $645,000).

     Series C Preferred. On September 30, 1996, the Company entered into an Investor Questionnaire and Subscription Agreement for the sale of a total of 5,000 shares of its Series C Preferred for $5 million in cash (or $1,000 per share). Pursuant to the terms of the Series C Preferred Investor Questionnaire and Subscription Agreement, the Company received a total of $1.5 million in cash (less certain costs and expenses of the offering) as of September 30, 1996, and the $3.5 million balance was recorded as a subscription receivable as of September 30, 1996. The $3.5 million balance was received by the Company in cash subsequent to September 30, 1996. The Series C Preferred bears an 8% cumulative dividend payable annually either in cash or additional shares of Series D Preferred at the election of the Company's Board of Directors. In connection with the sale of the Series C Preferred, the Company paid a finder's fee of $500,000, or 10% of the gross offering amount, from the subscription of the Series C Preferred, and certain costs and expenses related to the offering, including, but not limited to, legal fees, accounting fees and escrow fees. In addition to the regular dividend on the Series C Preferred set forth above, the Company has contractually agreed with the purchaser of the Series C Preferred that one or more special dividend in the amount of 1-1/2% of the share purchase price for each share of Series C Preferred, or $15.00 per share, will be paid in cash every two weeks if the shares of the Company's Common Stock underlying the Series C Preferred have not been registered with the United States Securities and Exchange Commission (the "SEC"), on an effective registration statement by January 24, 1997. The special dividend, which will equal $75,000 every two weeks, or $150,000 per month (assuming all 5,000 shares of Series C Preferred are outstanding at that time), must be paid in cash on the 1st and 15th day of each month that the shares of Common Stock underlying the Series C Preferred have not been registered with the SEC, commencing with January 24, 1997.

     During fiscal 1996, the Company's operating activities used $4,344,857 of cash, which had previously been provided by the issuance of shares of Series A Preferred, Series B Preferred and Series D Preferred. During fiscal 1995, the Company's operating activities used $2,443,314 of cash, also principally provided by the raising of capital from the issuance of shares of Series A Preferred and Series B Preferred.

     The Company currently estimates that the total research and development, general and administrative, and other direct costs associated with reaching the stage of obtaining final FDA approval on BWPT-301(TM) in treating cryptosporidiosis in people with AIDS will, in the aggregate, approximate $16 - $18 million, some of which has been and will be paid in cash and some of which has been and likely will be paid in shares of the Company's Common Stock. The Company cannot currently predict, however, how much of the approximately $16 - $18 million will be paid in cash and how much will be paid in shares of Common Stock. As of September 30, 1996, approximately $12.7 million had been spent. An estimated $1.5 million will be expended during fiscal 1997 and fiscal 1998 as the Phase II clinical trials on BWPT-301(TM) continue and the Phase III clinical trials on BWPT-301(TM) are undertaken. Final FDA approval on BWPT-301(TM) is currently estimated to be received possibly as early as 1998. Phase II clinical trials on BWPT-301(TM) commenced in November 1994 and are currently expected to be completed during 1997 (assuming approximate institutional review board approvals can be timely obtained and patient recruitment can be accomplished on a timely basis). Assuming efficacy of BWPT-301(TM) is established during the Phase II clinical trials, the Company currently anticipates commencing Phase III clinical trials on BWPT-301(TM) sometime in 1997 and currently expects that it may be able to complete those trials as early as 1998.

     The Company currently estimates that the total research and development, general and administrative, and other direct costs associated with reaching the stage of obtaining final FDA approval on BWPT-302(TM) in treating E. coli, strain 0157:H7, will, in the aggregate, approximate $8 - $10 million, some of which has been and will be paid in cash and some of which has been and likely will be paid in shares of the Company's Common Stock. The Company cannot currently predict, however, how much of the approximately $8 - $10 million will be paid in cash and how much will be paid in shares of Common Stock. As of September 30, 1996, approximately $450,000 had been spent. An estimated $1 million will be expended during fiscal 1997 and fiscal 1998 as the Phase I clinical trials on BWPT- 302(TM) continue and the Phase II clinical trials on BWPT-302(TM) are undertaken. Final FDA approval on BWPT-302(TM) is currently estimated to be received possibly as early as 1999. Phase I clinical trials on BWPT-302(TM) commenced on March 21, 1996.

     As of September 30, 1996, the Company has spent approximately $530,000 related to developing and marketing Optimune(TM), the Company's first nutraceutical product. During fiscal 1997, the Company anticipates incurring direct costs of approximately $2 - $4 million in conducting additional nutritional studies and in marketing Optimune(TM).

     The Company anticipates a need to continue raising funds to finance the continued commercialization of Optimune(TM), the Company's first nutraceutical product, and the commercialization of products utilizing the Technology, including BWPT-301(TM), BWPT-302(TM) and any additional nutraceutical products that the Company may develop and attempt to commercialize or bring to market.

     The Company has no credit facility with any lending institution. However, the Company has in the past, from time to time, borrowed money from certain shareholders but has no formal financing arrangement, agreement or understanding with any of its shareholders or any other related or unrelated party to do so in the future.

     The Company is continuing to focus on building the sales and profitability of Volu-Sol. However, the Company may need to continue to fund losses incurred by Volu-Sol if profitability is not achieved.

     The Company currently estimates that it has sufficient cash to fund its projected operations and budgeted research and development efforts for fiscal 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules

Financial Statements:

 Report of Independent Public Accountants...................................F- 1

 Consolidated Balance Sheets as of September 30, 1996 and 1995 .............F- 2

 Consolidated Statements of Operations for the Years Ended
   September 30, 1996, 1995 and 1994 and for the Period
   from Inception to September 30, 1996.....................................F- 4

 Consolidated Statements of Shareholders' Equity for the Years Ended
   September 30, 1996, 1995 and 1994 and for the Period from
   Inception to September 30, 1996..........................................F- 5

 Consolidated Statements of Cash Flows for the Years Ended September 30,
   1996, 1995 and 1994 and for the Period from Inception to
   September 30, 1996.......................................................F- 8

 Notes to Consolidated Financial Statements................................F- 10


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Biomune Systems, Inc.:

We have audited the accompanying consolidated balance sheets of BIOMUNE SYSTEMS, INC. (a Nevada corporation in the development stage) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996 and for the period from inception (December 31, 1981) to September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomune Systems, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 and for the period from inception (December 31, 1981) to September 30, 1996 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Salt Lake City, Utah
  November 5, 1996


                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                            September 30,
                                                     -------------------------
                                                        1996           1995
                                                     ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents                          $4,192,868     $5,206,112
  Accounts receivable, net of allowance
    for doubtful accounts
     of $13,200 in 1996 and $10,400 in 1995              74,784         98,402
  Inventories                                           556,742        100,324
  Preferred stock subscription receivable             3,500,000              -
  Amounts due from related parties                       15,000        362,805
                                                     ----------     ----------
         Total current assets                         8,339,394      5,767,643
                                                     ----------     ----------

PROPERTY AND EQUIPMENT:
  Furniture, fixtures and equipment                     222,133        219,356
  Leasehold improvements                                324,781         85,207
                                                     ----------     ----------
                                                        546,914        304,563
  Accumulated depreciation and amortization            (112,709)      (198,800)
                                                     ----------     ----------
         Net property and equipment                     434,205        105,763
                                                     ----------     ----------

OTHER ASSETS:
  Technology and patents, net                           480,809        842,224
  Other                                                  17,594          2,790
                                                     ----------     ----------
         Total other assets                             498,403        845,014
                                                     ----------     ----------
                                                     $9,272,002     $6,718,420
                                                     ==========     ==========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             September 30,
                                                     -------------------------
                                                         1996           1995
                                                     ----------     ----------
CURRENT LIABILITIES:
   Accounts payable                                  $  351,565    $   235,155
   Preferred stock dividends payable                     91,199        117,471
   Unearned revenue                                      84,000              -
   Accrued payroll and payroll taxes                     60,451         36,619
   Other accrued liabilities                             38,262              -
                                                     ----------    -----------
       Total current liabilities                        625,477        389,245

COMMITMENTS AND CONTINGENCIES
   (Notes 2, 6, 11 and 12)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.0001 par value;
     50,000,000 shares authorized-
       Series A, 10% Cumulative, Convertible;
         135,589 and 213,833 shares outstanding,
         respectively                                    652,199        994,049
       Series B, 10% Cumulative, Convertible
         Non-Voting; 11,058 and 10,058 shares
         outstanding, respectively                       163,837        148,837
       Series C, 8% Cumulative, Convertible
         Non-Voting; 5,000 shares outstanding
         in 1996                                       4,171,500              -
  Common stock, $.0001 par value; 500,000,000
    shares authorized, 19,877,034 and
     17,439,189 shares outstanding, respectively           1,988          1,744
   Additional paid-in capital                         26,392,477     22,707,916
   Deficit accumulated during the development stage  (23,372,299)   (16,858,480)
   Deferred consulting expense                          (246,450)      (674,891)
   Outstanding warrants                                  883,273         10,000
                                                     -----------   ------------
   Total shareholders' equity                          8,646,525      6,329,175
                                                     -----------   ------------
                                                     $ 9,272,002   $  6,718,420
                                                     ===========   ============

                The accompanying notes to consolidated financial
                    statements are an integral part of these
                            consolidated balance sheets.


                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                Period from
                                                                                               Inception to
                                                         Year Ended September 30,              September 30,
                                                  1996             1995            1994        1996 (Note 1)
                                              ------------     ------------    ------------    -------------
REVENUES                                      $    436,691     $    458,981    $    365,189    $   2,224,191
                                              ------------     ------------    ------------    -------------

OPERATING EXPENSES:
  Cost of revenues                                 357,471          369,373         250,121        1,439,713
  Management, consulting and research fees
                                                 2,467,305       3,427,437         14,645,045

  Other general and administrative               2,626,598        1,717,658       1,163,128        9,310,147
       Total operating expenses                  7,061,956        4,554,336       4,840,686       25,394,905
                                              ------------     ------------    ------------     ------------
LOSS FROM OPERATIONS                            (6,625,265)      (4,095,355)     (4,475,497)     (23,170,714)
                                              ------------     ------------    ------------     ------------
OTHER INCOME (EXPENSE):
  Interest income                                  271,690          472,382         192,759        1,369,256
  Interest expense                                       -                -         (15,635)        (859,283)
  Other expense, net                               (69,045)               -               -          (54,543)
                                              ------------     ------------    ------------     ------------
       Total other income, net                     202,645          472,382         177,124          455,430
                                              ------------     ------------    ------------     ------------
NET LOSS                                        (6,422,620)      (3,622,973)     (4,298,373)     (22,715,284)

PREFERRED STOCK DIVIDENDS                          (91,199)        (117,471)       (448,345)        (657,015)
                                              ------------     ------------    ------------     ------------
NET LOSS APPLICABLE TO
  COMMON SHARES                               $ (6,513,819)    $ (3,740,444)   $ (4,746,718)    $(23,372,299)
                                              ============     ============    ============     ============
NET LOSS PER COMMON SHARE                     $       (.35)    $       (.22)   $       (.35)
                                              ============     ============    ============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                            18,799,194       17,114,407      13,630,334
                                              ============     ============    ============


                The accompanying notes to consolidated financial
                    statements are an integral part of these
                            consolidated statements.


                                                                     Page 1 of 3
                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                            Series A              Series B              Series C              Series D
                                        Preferred Stock       Preferred Stock       Preferred Stock       Preferred Stock
                                        ----------------      ----------------      ----------------      ----------------
                                        Shares    Amount      Shares    Amount      Shares    Amount      Shares    Amount
                                        ------    ------      ------    ------      ------    ------      ------    ------
Sale of common stock for cash
  on February 9, 1982                       --    $   --          --    $   --          --    $   --          --    $   --

Issuance of common stock for
  services and expense reimbursement
  on February 9, 1982                       --        --          --        --          --        --          --        --

Contributed capital for expense
  reimbursements from October 1,
  1982 to December 31, 1982                 --        --          --        --          --        --          --        --

Sale of common stock on March 31, 1983                --          --        --          --        --          --        --

Sale of common stock and warrants
  in initial public offering
  on September 2, 1983                      --        --          --        --          --        --          --        --

Common stock issued during fiscal
  year 1984                                 --        --          --        --          --        --          --        --

Common stock issued during fiscal
  year 1985                                 --        --          --        --          --        --          --        --

Common stock issued during fiscal
  year 1986                                 --        --          --        --          --        --          --        --

Common stock issued during fiscal
  year 1987                                 --        --          --        --          --        --          --        --

Issuance of common stock during
  fiscal year 1988:
    Acquisition of technology                         --          --        --          --        --          --        --
    Services                                --        --          --        --          --        --          --        --

Issuance of common stock during
  fiscal year 1989:
    Acquisition of technology and patents   --        --          --        --          --        --          --        --
    Services                                --        --          --        --          --        --          --        --
    Conversion of debt                      --        --          --        --          --        --          --        --
Expiration of stock warrants                --        --          --        --          --        --          --        --

Issuance of common stock during
  fiscal year 1990:
    Acquisition of patents                  --        --          --        --          --        --          --        --
    Cash                                    --        --          --        --          --        --          --        --
    Services and bonuses                    --        --          --        --          --        --          --        --

Issuance of common stock during
  fiscal year 1991:
    Conversion of debt                      --        --          --        --          --        --          --        --
    Cash                                    --        --          --        --          --        --          --        --
    Services and bonuses                    --        --          --        --          --        --          --        --
                                       ---------  --------  ----------  --------    --------  --------    --------  --------
Subtotals for Page 1                        --    $   --          --    $   --          --    $   --          --    $   --
                                       ---------  --------  ----------  --------    --------  --------    --------  --------


           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)


                                                                                      Deficit
                                                                                    Accumulated             Receivable
                                            Common Stock      Additional             During the  Deferred   Related to
                                          ---------------      Paid-in  Outstanding  Development Consulting  Sale of
                                          Shares   Amount      Capital    Warrants      Stage     Expense     Stock     Total
                                          ------   ------      -------    --------      -----     -------     -----     -----
Sale of common stock for cash
  on February 9, 1982                     289,425  $     29    $ 45,726  $   --      $   --    $   --      $   --    $ 45,755

Issuance of common stock for
  services and expense reimbursement
  on February 9, 1982                    1,360,575      136     303,033      --          --        --          --     303,169

Contributed capital for expense
  reimbursements from October 1,
  1982 to December 31, 1982                  --        --        42,889      --          --        --          --      42,889

Sale of common stock on March 31, 1983     75,000         8         242      --          --        --          --         250

Sale of common stock and warrants
  in initial public offering
  on September 2, 1983                    600,000        60    1,599,118     --          --         200        --   1,599,378

Common stock issued during fiscal
  year 1984                                 4,896         1      12,197      --          --        --          --      12,198

Common stock issued during fiscal
  year 1985                                 4,569      --           314      --          --        --          --         314

Common stock issued during fiscal
  year 1986                               196,851        20     185,645      --          --        --          --     185,665

Common stock issued during fiscal
  year 1987                                31,065         3      42,342      --          --        --          --      42,345

Issuance of common stock during
  fiscal year 1988:
    Acquisition of technology              13,251         1      13,251      --          --        --          --      13,252
    Services                               11,571         1      13,674      --          --        --          --      13,675

Issuance of common stock during
  fiscal year 1989:
    Acquisition of technology and patents 289,221        29     145,441      --          --        --          --     145,470
    Services                               83,142         8      88,425      --          --        --          --      88,433
    Conversion of debt                     30,000         3      49,997      --          --        --          --      50,000
Expiration of stock warrants                 --        --           200      --          --        (200)       --        --

Issuance of common stock during
  fiscal year 1990:
    Acquisition of patents                150,000        15       6,235      --          --        --          --       6,250
    Cash                                    9,000         1       5,999      --          --        --          --       6,000
    Services and bonuses                    1,800      --         1,650      --          --        --          --       1,650

Issuance of common stock during
  fiscal year 1991:
    Conversion of debt                  2,243,694      224     747,674       --          --        --          --     747,898
    Cash                                   75,000         8      44,992      --          --        --          --      45,000
    Services and bonuses                   60,750         6      35,494      --          --        --          --      35,500
                                        ---------  --------  ----------  ----        ----      ----        ----    ----------
Subtotals for Page 1                    5,529,810  $    553  $3,384,538  $   --      $   --    $   --      $   --  $3,385,091
                                        ---------  --------  ----------  ----        ----      ----        ----    ----------




       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)




                                              Series A                     Series B             Series C          Series D
                                           Preferred Stock              Preferred Stock      Preferred Stock   Preferred Stock
                                          ----------------             ----------------      ---------------   ----------------
                                           Shares   Amount             Shares    Amount       Shares Amount     Shares Amount
                                           ------   ------             ------    ------       ------ ------     ------ ------
Subtotals from Page 1                        --       $      --          --      $       --      -   $      --     -   $     --

Issuance of common stock during
    fiscal year 1992:
  Conversion of amounts due related
    parties                                  --              --          --              --      -          --     -         --
  Conversion of long-term debt               --              --          --              --      -          --     -         --
  Conversion of accounts payable             --              --          --              --      -          --     -         --
  Acquisition of assets from major
    shareholder                              --              --          --              --      -          --     -         --
  Cash                                       --              --          --              --      -          --     -         --
  Services and bonuses                       --              --          --              --      -          --     -         --

Sale of Series A Preferred Stock,
    net of offering costs, during
  fiscal year 1993                        323,000       1,453,500        --              --      -          --     -         --

Issuance of common stock during
  fiscal year 1993:
    Cash                                     --              --          --              --      -          --     -         --
    Services and bonuses                     --              --          --              --      -          --     -         --
    Future consulting services               --              --          --              --                 --     -         --
    Conversion of amounts due
        related parties                      --              --          --              --      -          --     -         --

Grants of stock warrants resulting
    in consulting and interest expense
    during fiscal year 1993                  --              --          --              --      -          --     -         --

 Increase in note receivable related
    to sale of stock during
  fiscal year 1993                           --              --          --              --      -          --     -         --

Deficit accumulated from inception to
    September 30, 1993                       --              --          --              --      -          --     -         --
                                          -------     -----------      ------    ------------  ----   --------  -----    ------
Balance at September 30, 1993             323,000       1,453,500        --              --      -          --     -         --

Sale of Series A Preferred Stock,
net of offering costs                     677,000       3,046,500        --              --      -          --     -         --
Sale of Series B Preferred Stock,
  net of offering costs                      --              --       366,600       4,950,000    -          --     -         --
Issuance of common stock:
  Cash                                       --              --          --              --      -          --     -         --
  Conversion of Series A Preferred Stock (668,000)     (3,006,000)       --              --      -          --     -         --
  Conversion of Series B Preferred Stock     --              --      (356,600)     (4,814,975)   -          --     -         --
  Services (current and future)              --              --          --              --      -          --     -         --
  Conversion of accounts payable             --              --          --              --      -          --     -         --
  Conversion of related party debt           --              --          --              --      -          --     -         --
Sale of assets                               --              --          --              --      -          --     -         --
Amortization of deferred expense             --              --          --              --      -          --     -         --
Preferred stock dividends                  63,600         318,001       8,690         130,344    -          --     -         --
Net loss                                     --              --          --              --      -          --     -         --
                                          -------     -----------      ------    ------------  ----   --------  -----    ------
Balance at September 30, 1994             395,600     $ 1,812,001      18,690    $    265,369    -    $     --     -     $   --
                                          -------     -----------      ------    ------------  ----   --------  -----    ------


           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)




                                                   Common Stock           Additional
                                              ---------------------         Paid-in       Outstanding
                                              Shares         Amount         Capital         Warrants
                                              ------         ------       ----------      -----------
Subtotals from Page 1                         5,529,810   $        553   $  3,384,538    $       --

Issuance of common stock during
    fiscal year 1992:
  Conversion of amounts due related
    parties                                     349,434             35        119,294            --
  Conversion of long-term debt                  300,000             30        499,970            --
  Conversion of accounts payable                 36,000              4         18,996            --
  Acquisition of assets from major
    shareholder                               3,000,000            300      1,945,239            --
  Cash                                          225,252             22        203,904            --
  Services and bonuses                          163,470             16        275,975            --

Sale of Series A Preferred Stock,
    net of offering costs, during
    fiscal year 1993                                 --             --             --              --

Issuance of common stock during
  fiscal year 1993:
    Cash                                        150,000             15        124,985            --
    Services and bonuses                      1,457,952            146      3,010,459            --
    Future consulting services                  174,000             18       347,982             --
    Conversion of amounts due
        related parties                         982,575             98        477,427            --

Grants of stock warrants resulting
    in consulting and interest expense
    during fiscal year 1993                        --             --          800,000            --

 Increase in note receivable related
    to sale of stock during
    fiscal year 1993                               --             --             --              --

Deficit accumulated from inception to
    September 30, 1993                             --             --             --              --
                                             ----------   ------------   ------------    ----------
Balance at September 30, 1993                12,368,493          1,237     11,208,769            --

Sale of Series A Preferred Stock,
net of offering costs                              --             --             --              --
Sale of Series B Preferred Stock,
  net of offering costs                            --             --             --              --
Issuance of common stock:
  Cash                                          412,994             42        454,550            --
  Conversion of Series A Preferred Stock      2,004,000            200      3,005,800            --
  Conversion of Series B Preferred Stock      1,069,800            107      4,814,868            --
  Services (current and future)                 348,000             35      1,949,966            --
  Conversion of accounts payable                 12,483              1         49,930            --
  Conversion of related party debt              359,784             36        359,748            --
Sale of assets                                     --             --       (1,021,987)           --
Amortization of deferred expense                   --             --             --              --
Preferred stock dividends                          --             --             --              --
Net loss                                           --             --             --              --
                                             ----------   ------------   ------------    ----------
Balance at September 30, 1994                16,575,554   $      1,658   $ 20,821,644    $       --
                                             ----------   ------------   ------------    ----------


           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)


                                             Deficit
                                           Accumulated                       Receivable
                                            During the       Deferred        Related to
                                           Development      Consulting        Sale of
                                              Stage           Expense          Stock            Total
                                           -----------      ----------       ----------     -----------

Subtotals from Page 1                      $       --      $       --      $       --      $  3,385,091

Issuance of common stock during
    fiscal year 1992:
  Conversion of amounts due related
    parties                                        --              --              --           119,329
  Conversion of long-term debt                     --              --              --           500,000
  Conversion of accounts payable                   --              --              --            19,000
  Acquisition of assets from major
    shareholder                                    --              --          (952,570)        992,969
  Cash                                             --              --              --           203,926
  Services and bonuses                             --              --              --           275,991

Sale of Series A Preferred Stock,
    net of offering costs, during
  fiscal year 1993                                 --              --              --         1,453,500

Issuance of common stock during
  fiscal year 1993:
    Cash                                           --              --              --           125,000
    Services and bonuses                           --              --              --         3,010,605
    Future consulting services                     --          (348,000)           --              --
    Conversion of amounts due
        related parties                            --              --              --           477,525

Grants of stock warrants resulting
    in consulting and interest expense
    during fiscal year 1993                        --          (537,500)           --           262,500

 Increase in note receivable related
    to sale of stock during
  fiscal year 1993                                 --              --           (69,417)        (69,417)

Deficit accumulated from inception to
    September 30, 1993                       (8,371,318)           --              --        (8,371,318)
                                           ------------    ------------    ------------    ------------
Balance at September 30, 1993                (8,371,318)       (885,500)     (1,021,987)      2,384,701

Sale of Series A Preferred Stock,
net of offering costs                              --              --              --         3,046,500
Sale of Series B Preferred Stock,
  net of offering costs                            --              --              --         4,950,000
Issuance of common stock:
  Cash                                             --              --              --           454,592
  Conversion of Series A Preferred Stock           --              --              --              --
  Conversion of Series B Preferred Stock           --              --              --              --
  Services (current and future)                    --          (378,000)           --         1,572,001
  Conversion of accounts payable                   --              --              --            49,931
  Conversion of related party debt                 --              --              --           359,784
Sale of assets                                     --              --         1,021,987            --
Amortization of deferred expense                   --           885,500            --           885,500
Preferred stock dividends                      (448,345)           --              --              --
Net loss                                     (4,298,373)           --              --        (4,298,373)
                                           ------------    ------------    ------------    ------------
Balance at September 30, 1994              $(13,118,036)   $   (378,000)   $       --      $  9,404,636
                                           ------------    ------------    ------------    ------------



       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)



                                                    Series A                        Series B                    Series C
                                                 Preferred Stock                 Preferred Stock             Preferred Stock
                                              --------------------            ---------------------          ----------------
                                              Shares        Amount            Shares         Amount          Shares    Amount
                                              ------        ------            ------         ------          ------    ------
Balance at September 30, 1994                395,600    $  1,812,001          18,690    $    265,369            --     $       --

  Issuance of common stock:
    Cash                                        --              --              --              --              --             --
    Conversion of Series A Preferred Stock  (181,767)       (817,952)           --              --              --             --
    Conversion of Series B Preferred Stock      --              --            (8,632)       (116,532)           --             --
    Services                                    --              --              --              --              --             --
  Settlement of shares                          --              --              --              --              --             --
  Issuance of warrants and options:
    Cash                                        --              --              --              --              --             --
    Services                                    --              --              --              --              --             --
  Amortization of deferred expense              --              --              --              --              --             --
  Preferred stock dividends                     --              --              --              --              --             --
  Net loss                                      --              --              --              --              --             --
                                             -------    ------------          ------    ------------           -----   ------------
Balance at September 30, 1995                213,833         994,049          10,058         148,837            --             --

Sale of Series D Preferred Stock, net
  of offering costs                             --              --              --              --              --             --

Sale of Series C Preferred Stock, net
  of offering costs                             --              --              --              --             5,000      4,171,500
Issuance of common stock:
    Cash                                        --              --              --              --              --             --
    Conversion of Series A Preferred Stock   (98,738)       (444,321)           --              --              --             --
    Conversion of Series D Preferred Stock      --              --              --              --              --             --
    Services                                    --              --              --              --              --             --
Issuance of warrants and options for
   services                                     --              --              --              --              --             --
Amortization of deferred consulting
    expense                                     --              --              --              --              --             --
Cancellation of Series D Preferred
    Stock subscription                          --              --              --              --              --             --
Preferred stock dividends                     20,494         102,471           1,000          15,000            --             --
Net loss                                        --              --              --              --              --             --
                                             -------    ------------          ------    ------------           -----   ------------
Balance at September 30, 1996                135,589    $    652,199          11,058    $    163,837           5,000   $  4,171,500
                                             =======    ============          ======    ============           =====   ============


           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)


                                                   Series D
                                                Preferred Stock                  Common Stock           Additional
                                               ----------------             ---------------------         Paid-in       Outstanding
                                               Shares    Amount             Shares         Amount         Capital         Warrants
                                               ------    ------             ------         ------       ----------      -----------
Balance at September 30, 1994                   --      $       --        16,575,554    $      1,658    $ 20,821,644    $       --

  Issuance of common stock:
    Cash                                        --              --            30,000               3          67,497            --
    Conversion of Series A Preferred Stock      --              --           545,301              54         817,898            --
    Conversion of Series B Preferred Stock      --              --            25,896               3         116,529            --
    Services                                    --              --           441,438              44         929,330            --
  Settlement of shares                          --              --          (179,000)            (18)       (419,982)           --
  Issuance of warrants and options:
    Cash                                        --              --              --              --              --            10,000
    Services                                    --              --              --              --           375,000            --
  Amortization of deferred expense              --              --              --              --              --              --
  Preferred stock dividends                     --              --              --              --              --              --
  Net loss                                      --              --              --              --              --              --
                                            --------    ------------      ------------  ------------    ------------    ------------
Balance at September 30, 1995                   --              --        17,439,189           1,744      22,707,916          10,000

Sale of Series D Preferred Stock, net         5,200        4,010,227            --              --              --           544,773
  of offering costs
Sale of Series C Preferred Stock, net
  of offering costs                             --              --              --              --              --           328,500
Issuance of common stock:
    Cash                                        --              --            40,000               4          32,496            --
    Conversion of Series A Preferred Stock      --              --           296,214              30         444,291            --
    Conversion of Series D Preferred Stock    (3,200)     (2,467,936)      1,884,419             188       2,467,748            --
    Services                                    --              --           217,212              22         522,835            --
Issuance of warrants and options for
   services                                     --              --              --              --           674,900            --
Amortization of deferred consulting
    expense                                     --              --              --              --              --              --
Cancellation of Series D Preferred
    Stock subscription                        (2,000)     (1,542,291)           --              --          (457,709)           --
Preferred stock dividends                       --              --              --              --              --              --
Net loss                                        --              --              --              --              --              --
                                            --------    ------------      ------------  ------------    ------------    ------------
Balance at September 30, 1996                   --      $       --        19,877,034    $      1,988    $ 26,392,477    $    883,273
                                            ========    ============      ============  ============    ============    ============


           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)



                                               Deficit
                                             Accumulated                       Receivable
                                             During the        Deferred        Related to
                                             Development      Consulting        Sale of
                                                Stage           Expense          Stock            Total
                                             -----------      ----------       ----------     -----------

Balance at September 30, 1994                $(13,118,036)   $   (378,000)   $       --      $  9,404,636

  Issuance of common stock:
    Cash                                             --              --              --            67,500
    Conversion of Series A Preferred Stock           --              --              --              --
    Conversion of Series B Preferred Stock           --              --              --              --
    Services                                     (401,453)           --           527,921
  Settlement of shares                               --              --              --          (420,000)
  Issuance of warrants and options:
    Cash                                             --              --              --            10,000
    Services                                         --          (273,438)           --           101,562
  Amortization of deferred expense                   --           378,000            --           378,000
  Preferred stock dividends                      (117,471)           --              --          (117,471)
  Net loss                                     (3,622,973)           --              --        (3,622,973)
                                             ------------    ------------    ------------    ------------
Balance at September 30, 1995                 (16,858,480)       (674,891)           --         6,329,175


Sale of Series D Preferred Stock, net                --              --        (2,000,000)      2,555,000
  of offering costs
Sale of Series C Preferred Stock, net
  of offering costs                                  --              --              --         4,500,000
Issuance of common stock:
    Cash                                             --              --              --            32,500
    Conversion of Series A Preferred Stock           --              --              --              --
    Conversion of Series D Preferred Stock           --              --              --              --
    Services                                         --          (238,783)           --           284,074
Issuance of warrants and options for
   services                                          --          (329,000)           --           345,900
Amortization of deferred consulting
    expense                                          --           996,224            --           996,224
Cancellation of Series D Preferred
    Stock subscription                               --              --         2,000,000            --
Preferred stock dividends                         (91,199)           --              --            26,272
Net loss                                       (6,422,620)           --              --        (6,422,620)

                                             ------------    ------------    ------------    ------------
Balance at September 30, 1996                $(23,372,299)   $   (246,450)   $       --      $  8,646,525
                                             ============    ============    ============    ============



       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                       Period from
                                                                  Year Ended September 30,            Inception to
                                                         ----------------------------------------     September 30,
                                                             1996           1995          1994        1996 (Note 1)
                                                         -----------    -----------   -----------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(6,422,620)   $(3,622,973)  $(4,298,373)   $(22,715,284)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
    Depreciation and amortization                            197,121        174,635       164,451         761,556
    Loss on disposal of fixed assets                          69,043              -             -          69,043
    Loss on write-off of investment in technology            244,839              -             -         244,839
    Issuance of common stock and warrants for services       629,975        629,483     1,572,001       6,285,366
    Amortization of deferred consulting expense              996,224        378,000       885,500       2,272,226
    Reduction in related party note receivable               125,660              -             -         125,660
    Interest expense recognized on grants of
      stock warrants                                               -              -             -         250,000
    Interest income imputed on note receivable                     -              -             -        (317,449)
    Interest expense paid by transfer of
      nonmonetary asset                                            -              -             -          45,347
    Interest expense imputed on note payable                       -              -             -          18,456
    Issuance of long-term debt for services                        -              -             -          43,477
    Changes in assets and liabilities, net of effects
       of nonmonetary asset acquisitions-
      Accounts receivable                                     23,618        (24,584)       (2,661)        (16,526)
      Inventories                                           (456,418)       (36,940)       17,403        (415,701)
      Prepaid expenses                                             -              -             -           5,350
      Other assets                                           (14,805)             -             -         (18,745)
      Accounts payable                                       116,410         28,161        70,760         371,147
      Unearned revenue                                        84,000              -             -          84,000
      Accrued payroll and payroll taxes                       23,832         30,904       (64,049)         48,912
      Other accrued liabilities                               38,264              -             -          97,684
                                                         -----------    -----------   -----------    ------------
            Net cash used in operating activities         (4,344,857)    (2,443,314)   (1,654,968)    (12,760,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of technology                                 -              -       500,000         580,000
  Investment in technology                                         -              -             -        (150,000)
  Cash acquired in nonmonetary asset acquisition                   -              -             -           7,187
  Purchase of property and equipment                        (478,030)       (45,974)      (43,159)       (695,724)
  Proceeds from sale of equipment                                  -              -             -          70,551
  Net (advances to) repayments from related parties          222,143        102,679      (465,484)       (140,662)
  Payments received on notes receivable                            -              -             -         799,628
  Issuance of notes receivable                                     -              -             -        (224,317)
                                                         -----------    -----------   -----------    ------------
           Net cash provided by (used in) investing
             activities                                     (255,887)        56,705        (8,643)        246,663
                                                         -----------    -----------   -----------    ------------

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                       Period from
                                                                  Year Ended September 30,            Inception to
                                                         ----------------------------------------     September 30,
                                                             1996           1995          1994        1996 (Note 1)
                                                         -----------    -----------   -----------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                 $    32,500    $    67,500   $    454,592   $  3,123,884
  Proceeds from issuance of Series A and B
    convertible preferred stock                                    -              -     10,025,000     10,500,000
  Proceeds from issuance of Series C and D
    convertible preferred stock and related warrants       4,500,000              -             -       4,500,000
  Offering costs for Series A and B preferred stock                -              -    (1,050,000)     (1,050,000)
  Offering costs for Series C and D preferred stock         (945,000)             -             -        (945,000)
  Proceeds from issuance of long-term debt                         -              -             -           6,075
  Proceeds from issuance of warrants                               -         10,000             -          10,000
  Increase (decrease) in amounts due to
    related parties                                                -              -      (232,586)      1,394,752
  Principal payments on notes payable                              -              -       (93,551)       (412,864)
  Cash settlement for shares of common stock                       -       (420,000)            -        (420,000)
                                                         -----------    -----------   -----------    ------------
           Net cash provided by (used in) financing
             activities                                    3,587,500       (342,500)    9,103,455      16,706,847
                                                         -----------    -----------   -----------    ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                    (1,013,244)    (2,729,109)    7,439,844       4,192,868

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                      5,206,112      7,935,221       495,377               -
                                                         -----------    -----------   -----------    ------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                         $  4,192,868   $  5,206,112   $ 7,935,221    $  4,192,868
                                                         ===========   ============   ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the fiscal years ended September 30, 1996, 1995 and 1994, the Company paid interest of $0, $0 and $15,635, respectively.

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

During fiscal year 1996, 98,738 shares of Series A convertible preferred stock with a recorded value of $444,321 were converted into 296,214 shares of common stock. In addition, 3,200 shares of Series D convertible preferred stock with a recorded value of $2,467,936 were converted into 1,884,419 shares of common stock. During fiscal year 1996, the Company declared cumulative preferred stock dividends of $91,199. The Company intends to issue 15,239 shares of Series A convertible preferred stock and 1,000 shares of Series B convertible preferred stock as payment of these dividends. During fiscal year 1996, the Company exercised its option to cancel subscriptions for 2,000 shares of Series D convertible preferred stock.

During fiscal year 1995, 181,767 shares of Series A convertible preferred stock with a recorded value of $817,952 were converted into 545,301 shares of common stock. In addition, 8,632 shares of Series B convertible preferred stock with a recorded value of $116,532 were converted into 25,896 shares of common stock. During fiscal year 1995, the Company declared cumulative preferred stock dividends of $117,471. The Company issued 20,495 shares of Series A convertible preferred stock and 1,000 shares of Series B convertible preferred stock as payment of these dividends during fiscal year 1996.

During fiscal year 1994, the Company purchased certain Medical Waste Technologies in exchange for a note receivable (see Note 5). During fiscal year 1994, the Company paid off notes payable and accrued interest totaling $1,509,784 by transferring real estate valued at $1,150,000 to Genesis Investment Corporation ("Genesis"), and Genesis exercised existing warrants for 359,784 shares of common stock at an exercise price of $1 per share. During fiscal year 1994, 668,000 shares of Series A convertible preferred stock with a recorded value of $3,006,000 were converted into 2,004,000 shares of common stock. In addition, 356,600 shares of Series B convertible preferred stock with a recorded value of $4,814,975 were converted into 1,069,800 shares of common stock. On September 30, 1994, the Company issued 63,600 shares of Series A convertible preferred stock and 8,690 shares of Series B convertible preferred stock as payment of cumulative preferred stock dividends of $448,345.

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  NATURE OF OPERATIONS

Biomune Systems, Inc. ("Biomune") was incorporated in Nevada on December 31, 1981. Biomune is a development stage biopharmaceutical and nutraceutical company that, along with its wholly owned subsidiary Optim Nutrition, Inc. ("Optim"), is engaged primarily in researching, developing, producing and marketing biologic pharmaceutical products and nutraceutical food supplements derived from Biomune patented technology (the "Technology"). Nutraceutical products are food supplements that are derived from a food base and marketed as a beneficial source of nutrients to promote good health. Biomune believes that the Technology may be utilized to develop products to treat various gastrointestinal and infectious diseases in humans and that products derived from the Technology may help increase the body's immune response. Biomune also believes that certain products derived from the Technology may provide nutritional supplementation for certain individuals who are nutritionally deprived, including individuals with severely compromised immune systems and patients undergoing intensive antibiotic or chemotherapy treatment.

Another wholly owned subsidiary, Volu-Sol, Inc. ("Volu-Sol"), engages in researching, developing, manufacturing, marketing and distributing medical diagnostic stains and, through September 30, 1996, was the primary revenue-generating business of the consolidated group of companies.


(2)  SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Biomune and its wholly owned subsidiaries, Optim and Volu-Sol (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Development Stage Presentation

The Company is a development stage company. Except for the activities of its subsidiary, Volu-Sol, and the marketing launch of the Company's first nutraceutical product (Optimune(TM), which commenced in July 1996), the Company has not produced or marketed any products, and has not generated any significant revenues to date from the commercialization of any pharmaceutical product candidates or from Optimune(TM). To date the Company's financial resources have been dedicated to the research and development of pharmaceutical drug and nutraceutical product candidates utilizing the Technology, including pre-clinical studies and clinical trials on those product candidates and studies on the Company's only nutraceutical product, Optimune(TM). The Company has developed two pharmaceutical drug candidates, BWPT-301(TM) and BWPT-302(TM), and one nutraceutical product, Optimune(TM). The Company is currently focusing on the prevention and/or treatment of cryptosporidiosis and Escherichia Coli, strain 0157:H7, with its biologic pharmaceutical drug candidates BWPT-301(TM) and BWPT-302(TM), respectively. The commercialization of the Company's pharmaceutical drug candidates will require significant additional financial investment, research and development, pre-clinical and clinical testing and regulatory approvals. The commercialization of the Company's nutraceutical product will require significant additional financial investment, research and development and nutritional studies.

The Company expects to continue to incur significant operating losses over the next several years, primarily due to the marketing expenditures associated with the market launch of Optimune(TM), expansion of its research and development programs (including pre-clinical studies and clinical trials for its existing pharmaceutical drug candidates), nutritional studies for its existing nutraceutical product, regulatory compliance requirements related to its pharmaceutical drug candidates, studies and trials for other drugs or products that the Company may develop, and the implementation of programs to market any drugs that are ultimately approved for distribution.

The Company estimates that the total research and development, general and administrative and other direct costs associated with reaching the stage of obtaining final FDA approval on BWPT-301(TM) will, in the aggregate, approximate $16 - $18 million and for BWPT-302(TM) will, in the aggregate, approximate $8 - $10 million, some of which has been and will be paid in cash and some of which has been and likely will be paid in shares of common stock. As of September 30, 1996, approximately $12.7 million had been spent on BWPT-301(TM) and approximately $450,000 had been spent on BWPT-302(TM). It is estimated that approximately $1.5 - $2.5 million will be expended during fiscal 1997 and fiscal 1998 as the Phase II clinical trials continue and the Phase III clinical trials are undertaken on BWPT-301(TM) and the Phase I clinical trials continue and the Phase II clinical trials are undertaken on BWPT-302(TM).

As of September 30, 1996, the Company had spent approximately $530,000 related to developing and marketing Optimune(TM). During the next twelve months the Company anticipates incurring direct costs of approximately $2 - $4 million in conducting additional nutritional studies and marketing Optimune(TM).

The Company is subject to special risk factors due to its development stage status that may impact its ability to become an operating enterprise. These risk factors include:

a) There can be no assurance that the Company will be able to develop, produce at a reasonable cost or market successfully, any of its drug or product candidates. Further, those drug and product candidates may prove to have undesirable or unintended side effects that may prevent and/or limit their commercial use.

b) Although the Company believes that it has or will have sufficient cash available to fund its operations for the next twelve months, additional funds may be required in the event the Company has not begun to generate significant revenues from sales of Optimune(TM). As a result, the Company may find it necessary to postpone or cancel some of its planned marketing and research and development programs, which could effect future revenues and new drug or product introductions. Other factors such as extended pre-clinical and clinical trials, difficulty in obtaining regulatory approvals, competition and unforeseen or unexpected difficulties in securing product used in the production of the Company's drugs and products from its sole supplier in New Zealand, changes in existing research relationships, the Company's ability to maintain and establish additional collaborative arrangements and unexpected expenditures relating to the Company's operations, could result in the Company's need for additional funds sooner than anticipated. The Company intends to seek such additional funding through additional public or private financings; however, there can be no assurance that additional funding will be available or if available, that it will be available on acceptable terms or in required amounts.

c) The Company is dependent upon a License granted to it by Protein Technology, Inc. (see Note 4) for the use of the Technology. If the License is terminated for any reason, the Company would lose all rights to the Technology, which would have a material adverse effect on the Company's operations.

d) Prior to marketing its existing pharmaceutical drug candidates or any other pharmaceutical drug candidates that the Company may develop, such drug candidates must undergo extensive clinical trials and an extensive regulatory approval process. Any denials or delays in obtaining the requisite approvals would likely have a material adverse effect on the Company.

e) The Company is dependent on a single third-party manufacturer to manufacture the protein concentrate (the "Base Product") used in the production of its drug and product candidates. In the event the sole manufacturer of the Base Product fails to supply any or all of the Company's requirements, there can be no assurance that alternate sources of supply will be available to the Company at a reasonable cost or in a timely manner. If such alternate sources are not available, the Company's results of operations could be severely adversely affected.

f) At present, there are several companies that are involved in the research and development of drugs derived from colostrum and hyper-immunized cows, which companies are or could become competitors of the Company. In addition, the Company also faces potential competition from numerous pharmaceutical and other biopharmaceutical companies that are currently developing products, utilizing unrelated technologies, for the treatment and/or prevention of many of the diseases, infections and syndromes identified by the Company for application of its product candidates.

     Competition in the pharmaceutical and medical and diagnostic technology industries is extremely intense. The Company competes with many other companies that have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources, and experience than does the Company. If a competitor were successful in developing a competing product and in receiving FDA approval to market prior to the Company receiving such FDA approval on BWPT-301(TM), BWPT-302(TM) and/or any other drug or nutraceutical product candidate developed by the Company, the value, viability and marketability of BWPT-301(TM), BWPT-302(TM) and/or any such other drug candidate could be materially adversely affected and the Company's business prospects severely negatively impacted.

g) The Company is highly-dependent upon the efforts and abilities of certain of its senior management personnel. The loss of any of these individuals could have a material adverse effect on the Company, its operations and its prospects.

Revenue Recognition

The Company records revenues related to Volu-Sol and Optim when the products are shipped. Deferred revenues represent deposits received from customers that will be recognized as revenues when the products are shipped to the customers.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventories consist of the following:

                                                              September 30,
                                                         ----------------------
                                                           1996         1995
                                                         --------      --------
        Instruments, biological stains and reagents      $ 50,181      $ 41,915
        Nutraceutical finished goods                      168,644             -
        Raw materials, packaging and supplies             337,917        58,409
                                                         --------      --------
                                                         $556,742      $100,324
                                                         ========      ========

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of two to ten years.

Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income or loss.

Other Assets

Other assets consist of technologies and other assets as follows:

                                                               September 30,
                                                         ----------------------
                                                           1996           1995
                                                         --------      --------

        Medical Waste Technologies (see Note 5)          $629,383      $629,383
        Medical Diagnostic Technologies (Volu-Sol)              -       466,358
        The Technology (see Note 4)                        70,000        70,000
        Other                                              17,595         2,790
                                                         --------      --------
                                                          716,978     1,168,531
        Accumulated amortization                         (218,575)     (323,517)
                                                         --------      --------
            Total other assets                           $498,403      $845,014
                                                         ========      ========

The Medical Waste Technologies and the Technology are amortized using the straight-line method over estimated lives of ten years. During 1996, the Company determined that facts and circumstances warranted the write off of the remaining net book value of approximately $245,000 related to the Medical Diagnostic Technologies. This determination was based on the continued operating losses and negative cash flows from Volu-Sol's operations.

Net Loss Per Common Share

Net loss per common share is computed based on the weighted average number of common shares outstanding during the year. Convertible preferred stock, warrants and options outstanding are not included in the computations because any assumption regarding conversion would be antidilutive, thereby decreasing the net loss per common share. Preferred stock dividends increase the net loss for purposes of computing the net loss per common share.

Income Taxes

The Company recognizes deferred tax assets or liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized.

Cash and Cash Equivalents

The Company considers all highly-liquid, short-term investments that have an initial maturity of 90 days or less to be cash equivalents.

Recent Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The new standard is effective for fiscal years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard is effective for fiscal years beginning after December 15, 1995. The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method.

The Company will adopt SFAS No. 121 and SFAS No. 123 in fiscal year 1997 and no determination has been made as to the impact on the Company's consolidated financial statements when implemented.


(3)  COMMON STOCK SPLIT

During fiscal year 1994, the Company's Board of Directors approved a 3-for-1 common stock split in the form of a 200 percent common stock dividend effective June 14, 1994. All common share amounts and per share information in the accompanying consolidated financial statements have been retroactively adjusted to reflect this common stock split.


(4)  THE TECHNOLOGY LICENSE

Pursuant to a License agreement dated May 21, 1991, and subsequently amended as of December 15, 1995, Protein Technology, Inc. ("PTI") has granted the Company the exclusive right and license to utilize the Technology in connection with the marketing and sale of pharmaceutical drugs and nutraceutical products, solely for human applications, in the United States and Canada and each of their territories and possessions. By First Amendment to the License Agreement entered into effective as of September 13, 1996, the Company and PTI agreed to expand the territories in which the Company is licensed to market and sell products utilizing the Technology to include the following countries and areas and their respective territories and possessions: (i) Kenya, (ii) the Ivory Coast, (iii) Zimbabwe, (iv) Ghana, (v) Zambia, and (vi) Nigeria. The License expires in May 1999, unless the Company, prior to such date, has generated annual gross revenues from the sale of products developed utilizing the Technology of not less than $2 million, in which event the License will be automatically extended until the expiration date of the latest patent to expire covered by the License, including any extensions to such patent registrations. Based on the patents currently covered by the License, it would expire on March 28, 2006. The Company is required to pay PTI royalties in the amount of 5 percent of gross receipts from the sale of all products covered by the License with respect to the first $3.5 million of sales during each annual period and 7 percent of gross receipts in excess of $3.5 million during such annual period. In addition, in the event the License is extended past May 1999, the Company is required to pay PTI annual advances to be applied against royalties in the amount of $100,000 for the first year of such extension and increasing by $10,000 each year thereafter. There have been no royalties paid to date.


(5)  MEDICAL WASTE TECHNOLOGIES

On November 30, 1993, the Company purchased from Bryan Furtek, Ph.D., the proprietary rights, trade secrets and interests in certain technologies (collectively, the "Medical Waste Technologies"). The Medical Waste Technologies consist of the following: 1) a device for the sterilization and decontamination of medical devices and wastes, 2) a bioremediation process to detoxify and degrade hazardous substances through the use of certain microbes, and 3) a device and process for the safe treatment of used medical stains. An independent appraiser evaluated the Medical Waste Technologies and found the concepts scientifically valid and feasible for commercialization and further development. The Medical Waste Technologies were initially recorded at $1,129,383.

On December 15, 1993, Mercedita Holdings, Inc. (an indirect shareholder of the Company) purchased a 10 percent interest in the Medical Waste Technologies for $500,000 ($50,000 in cash and $450,000 in a secured promissory note bearing interest at prime plus one percent). The promissory note was paid in full during fiscal year 1994, along with interest totaling approximately $16,000. The Company accounted for this sale of the 10 percent interest in the Medical Waste Technologies using the cost recovery method. As a result, the cash received reduced Biomune's investment in the Medical Waste Technologies.

Pursuant to a license agreement dated May 6, 1996, the Company granted a 15-year license to Biomed Patent Development L.L.C. ("Biomed") for the exclusive use of a portion of the Medical Waste Technologies, known as the "Sterilization Technology," in connection with the manufacture and distribution of medical devices. Under the agreement, the Company will receive royalties for the first year of the license equal to the greater of (a) 7.5 percent of gross sales or
(b) $45,000. The Company is entitled to receive royalties for all subsequent years equal to the greater of (a) 0.9 percent of gross sales or (b) $90,000. The Company will record royalty revenue as payments are received. Biomed has entered into a license with a third party in settlement of an alleged infringement claim by such third party relating to the Sterilization Technology and Biomed has indemnified the Company against any damages resulting from the claims of such third party. In addition, the Company's liability under this license agreement has been limited to the aggregate royalties payable to the Company under the license agreement.


(6)  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases facilities under noncancelable operating leases which expire at various dates through 2001. Lease expense for the years ended September 30, 1996, 1995 and 1994, was approximately $121,000, $108,000 and $71,000, respectively. Future minimum lease commitments as follows:

                         Year          Amount
                         ----         --------
                         1997         $165,008
                         1998          169,508
                         1999          174,233
                         2000           75,008
                         2001           22,312
                                      --------
                                      $606,069
                                      ========

Litigation

The Company and certain of its officers and directors are currently involved in a lawsuit filed by a shareholder. On October 12, 1995, a Proposed Class Action Complaint for Violations of the Federal Securities Laws (the "Sterlin Complaint") was filed in the United States District Court for the District of Utah, Central Division, by Roman Sterlin. The Sterlin Complaint names as defendants the Company, David G. Derrick (the Company's Chief Executive Officer and Chairman of the Board), Aaron Gold (a director of the Company), Charles J. Quantz (a director of the Company), Jack D. Solomon (a founder of the Company and a member of the Company's Business Advisory Board), Genesis Investment Corporation (a shareholder of the Company) and The Institute for Social & Scientific Development, Inc. (a shareholder of the Company). The Sterlin Complaint, among other things, alleges violations of Sections 10(b), 20(a) and 20A(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and Rule 10b-5 promulgated under the 1934 Act. The Company believes that the allegations made in the Sterlin Complaint are baseless and that the Company has meritorious defenses. The Company intends to vigorously defend against this lawsuit. The Sterlin Complaint seeks, among other things, an award of compensatory damages in an unspecified amount and an award of Mr. Sterlin's costs and expenses incurred in connection with this action. In November 1995, the Company filed its answer to the Sterlin Complaint and along with Aaron Gold, Charles J. Quantz and David G. Derrick denied the allegations. On May 10, 1996, the court ordered the plaintiff to file an amended complaint. The plaintiff filed his amended complaint in August 1996 alleging violations of Sections 10(b), 20(a) and 20A(a) of the 1934 Act and Rule 10b-5 promulgated thereunder, and general misappropriation of material nonpublic information. The Company filed a motion to dismiss the amended complaint on September 25, 1996.

By letter dated April 17, 1995, Yoni Shaked Ashkenazi, a holder of a total of 158,000 shares of Biomune common stock, demanded that the Company repurchase said shares of common stock for an aggregate of $1,045,000. Mr. Ashkenazi's demand letter alleges, among other things, that David G. Derrick, the Company's Chief Executive Officer and Chairman of the Board, wrongfully induced Mr. Ashkenazi into purchasing such shares of common stock in or about July 1994, through various alleged false and misleading statements and misrepresentations. The Company denies any wrongdoing and further denies all of the allegations set forth in Mr. Ashkenazi's April 17, 1995 demand letter. The Company prepared a response to Mr. Ashkenazi's April 17, 1995 demand letter and transmitted the same to Mr. Ashkenazi on or about May 12, 1995. To date, no response to that letter has been received by the Company.

In the opinion of management, after consultation with legal counsel, the ultimate outcomes of these two matters are not determinable at this time. The Company has not accrued any liabilities with respect to these two disputed matters.


(7)  PREFERRED STOCK

Series A Convertible

On November 10, 1993, the Board of Directors amended Biomune's Articles of Incorporation to designate 1,000,000 preferred shares as Series A 10% Cumulative Convertible Preferred Stock ("Series A"). During fiscal years 1994 and 1993, the Company sold a total of 1,000,000 shares of Series A for $5,000,000. The Company paid commissions of $500,000, which were reflected as a reduction in the amount recorded as equity. Series A has a 10 percent cumulative dividend and each share is currently convertible into three shares of common stock. Dividends are payable each year in either additional shares of Series A at $5 per share or cash. Shares of Series A became redeemable at the option of the Company on January 1, 1996 at a price of $5 per share plus any accrued and unpaid dividends. On March 21, 1995 and July 3, 1996, the Board of Directors amended the Company's Articles of Incorporation to designate an additional 75,000 and 45,000 shares of Series A, respectively, to be utilized by the Company for stock dividends accrued on the outstanding shares of Series A. For fiscal years 1996, 1995 and 1994, the Company recorded dividends totaling an aggregate dollar amount of $76,199, $102,471 and $318,001, respectively. The fiscal year 1996 dividends of $76,199 are accrued as of September 30, 1996 and the fiscal years 1995 and 1994 dividends were paid by issuing 20,494 and 63,600 additional shares of Series A for each respective year. During fiscal years 1996, 1995 and 1994, 98,738, 181,767 and 668,000 shares of Series A with recorded values of $444,321, $817,952 and $3,006,000 were converted into 296,214, 545,301 and 2,004,000 shares of common stock, respectively.

Series B Convertible

On April 26, 1994, the Board of Directors amended Biomune's Articles of Incorporation to designate 1,000,000 preferred shares as Series B 10% Cumulative Convertible Non-Voting Preferred Stock ("Series B"). During fiscal year 1994, the Company sold 366,600 shares of Series B for $5,500,000. Commissions of $550,000 were paid by the Company, and were reflected as a reduction in the amount recorded as equity. Series B has a 10 percent cumulative dividend and each share currently is convertible into three shares of common stock. Dividends are payable each year in either additional shares of Series B or cash. Shares of Series B became redeemable at the option of the Company on January 1, 1996 at a price of $15 per share plus any accrued and unpaid dividends. For fiscal years 1996, 1995 and 1994, the Company recorded dividends totaling an aggregate dollar amount of $15,000, $15,000 and $130,344, respectively. The fiscal year 1996 dividends of $15,000 are accrued as of September 30, 1996 and the fiscal year 1995 and 1994 dividends were paid by issuing 1,000 and 8,690 shares of Series B, respectively. During fiscal years 1995 and 1994, 8,632 and 356,600 shares of Series B with recorded values of $116,532 and $4,814,975 were converted into 25,896 and 1,069,800 shares of common stock, respectively.

Series C Convertible

On September 23, 1996, the Board of Directors amended the Company's Articles of Incorporation to designate 10,000 preferred shares as Series C 8% Cumulative Convertible Non-Voting Preferred Stock ("Series C"). As of September 30, 1996, the Company has sold a total of 5,000 shares of Series C for $5,000,000 of which $1,500,000 was received in cash in September 1996 and $3,500,000 was recorded as subscriptions receivable for which cash was received by the Company subsequent to year-end. The Company incurred offering costs of $500,000 which were reflected as a reduction of the amount recorded as equity. Series C has an 8 percent cumulative dividend payable in cash or in additional shares of Series C at the discretion of the Board of Directors. A special dividend in the amount of 1 1/2 percent of the stated value of Series C is payable in cash if the shares of the Company's common stock underlying the Series C have not been registered with the Securities and Exchange Commission by January 24, 1997. The Series C is convertible at the investor's option into the number of shares of common stock determined by dividing $1,000 plus any accrued and unpaid dividends by an amount equal to the Market Price, as defined in the agreement, less 25%; provided however, that the discount from the Market Price shall be 20% for all shares converted prior to January 24, 1997. However, in the event a registration statement does not become effective by January 24, 1997, the investors will not be allowed to convert shares into common stock until after January 24, 1997. The Company has the right to redeem up to 66 2/3 percent of the shares of Series C beginning 50 days from the date of the closing of the private placement. The Company's redemption price will be 125% of a conversion price as established by the Company if the conversion is done prior to January 24, 1997 and 133% of such price if such conversion occurs after January 23, 1997. In the event of the Company's liquidation, the Series C shareholder will be entitled to $1,000 per share plus all accrued and unpaid dividends multiplied by 125% if such liquidation occurs prior to Janaury 24, 1997 or 133% if such liquidation occurs after January 23, 1997.

In connection with the sale of Series C, the Company issued warrants to purchase 500,000 restricted shares of the Company's common stock to the purchasers of Series C. These warrants are exercisable for two years from the date of grant at $2.81 per share and the Company has the right to repurchase these warrants at $4.00 per share in accordance with the terms of the Series C Preferred Stock sale agreement. The Company determined the relative values of the Series C and common stock warrants which resulted in a value of $328,500 being assigned to the warrants.

Series D Convertible

In December 1995, Biomune amended its Articles of Incorporation by filing a designation of rights and preferences of Series D 8% Cumulative Convertible Non-Voting Preferred Stock ("Series D") with the Nevada Secretary of State. The Series D consists of 6,000 shares of preferred stock, $.0001 par value per share. Subject to the rights of the holders of the Company's Series A and Series B preferred stock, the holders of shares of Series D are entitled to receive an annual dividend at the rate of 8 percent per annum, payable either in cash or in additional shares of Series D, at the election of the Company's Board of Directors.

In December 1995, the Company had signed subscription agreements for 5,200 shares of Series D at $1,000 per share. The Company received a total of $3 million (less certain costs and expenses of the offering, including 200 shares of Series D, which costs totaled $645,000) on January 3, 1996 in exchange for 3,000 shares of Series D. The Company also received a $2 million non-negotiable promissory note (the "Note") dated December 17, 1995, payable to the Company on September 30, 1996 (as extended), without interest, in exchange for 2,000 shares of Series D. However, the Company had the right to cancel the Note and the sale of the 2,000 shares of Series D, in whole or in part. Effective September 30, 1996, the Company canceled the Note and the sale of the 2,000 shares of Series
D. Also during fiscal year 1996, the 3,200 issued shares of Series D with a recorded value of $2,467,936 were converted into 1,884,419 shares of common stock.

In connection with the sale of Series D, the Company issued warrants to purchase 1,470,588 restricted shares of the Company's common stock to the purchaser of Series D. These warrants are exercisable for two years from the date of grant at $2.125 per share. The holder of these warrants has granted the Company an option to purchase the unexercised portion of these warrants at a price of $2.875 per share for a period of twelve months from September 30, 1996. The Company determined the relative values of the Series D and common stock warrants based on an analysis prepared by the Company's investment bankers which resulted in a value of $544,773 being assigned to the warrants.


(8)  COMMON STOCK TRANSACTIONS

During fiscal years 1996, 1995 and 1994, the Company issued 217,212, 441,438 and 348,000 shares of common stock, respectively, in exchange for services and bonuses. These issuances have been recorded at prices which represent the fair market value of the services received or the fair market value of the stock issued, whichever was more readily determinable.

The Company sold 40,000 30,000, and 412,994 shares of restricted common stock for $32,500, $67,500 and $454,592 in fiscal years 1996, 1995 and 1994, respectively. The fiscal years 1996 and 1995 shares issued resulted from the exercise of existing warrants at prices ranging from $0.33 to $2.25 per share. The fiscal year 1994 sales included 7,500 shares sold at a price of $4 per share and 405,494 shares issued through the exercise of existing warrants at prices ranging from $1 to $4 per share.

At September 30, 1996, certificates for 20,890 shares of the total shares reflected in the accompanying consolidated financial statements as being issued and outstanding were not physically issued. However, the Company was obligated to, and is in the process of, issuing such stock certificates.


(9)  STOCK OPTIONS AND WARRANTS

The Company has from time to time granted certain stock options and warrants. A summary of the stock option and warrant activity for fiscal years 1996, 1995 and 1994 is as follows.
                                                                     Range of
                                                    Number of    Exercise Prices
                                                      Shares    Prices per Share

Options/warrants outstanding at September 30, 1993   3,330,0000   $0.33 - $2.25
 Exercised                                             (777,761)  $1.00 - $4.00
 Canceled                                              (210,000)      $2.25
 Granted                                                965,000   $4.00 - $5.00
                                                     ----------

Options/warrants outstanding at September 30, 1994   3,307,2390   $0.33 - $5.00
 Exercised                                              (99,322)          $2.25
 Canceled                                              (475,400)  $2.25 - $3.50
 Granted                                              3,714,700   $2.00 - $6.00
                                                     ----------

Options/warrants outstanding at September 30, 1995   6,447,2170   $0.33 - $6.00
 Exercised                                              (40,000)  $0.33 - $2.25
 Canceled                                              (460,000)  $0.67 - $6.00
 Granted                                              3,374,088   $2.13 - $3.75
                                                     ----------

Options/warrants outstanding at September 30, 1996   9,321,3050   $1.67 - $6.00
                                                     ==========

All outstanding options/warrants, except for 50,000 at September 30, 1996, are exercisable and expire at various dates through September 2001. The 50,000 options, become exercisable in fiscal year 1997.

During fiscal year 1993, the Company adopted the Biomune Systems, Inc. 1992 Stock Incentive Plan and the Biomune Systems, Inc. 1993 Stock Incentive Plan. During fiscal year 1995, the Company adopted the Biomune Systems, Inc. 1995 Stock Incentive Plan. During fiscal year 1996, the Company adopted the Biomune Systems, Inc. 1996 Stock Incentive Plan. The 1993, 1995 and 1996 Stock Incentive Plans provide for the granting of incentive stock options ("ISOs") as defined under the Internal Revenue Code and nonqualified stock options ("NSOs"). The 1992 Plan only provides for the granting of NSOs. The 1992, 1993, 1995 and 1996 Stock Incentive Plans (collectively, the "Plans") also allow Biomune to award shares of common stock and designate shares to be purchased by certain individuals. The Plans are administered by the Board of Directors of the Company. The Company has designated 900,000 shares of common stock for issuance under the 1992 plan, 1,500,000 shares under the 1993 plan, 2,250,000 shares under the 1995 plan and 2,500,000 shares under the 1996 plan. Under the terms of the Plans, the exercise price for ISOs shall not be less than the fair market value at the date of grant. The exercise price for NSOs shall not be less than the lesser of: 1) the book value per share of common stock as of the end of the fiscal year of Biomune immediately preceding the date of grant, or 2) 50 percent of the fair market value per share of common stock on the date of grant. Options are exercisable within periods determined by the Board of Directors but may not exceed ten years from the date of grant. As of September 30, 1996, 669,000, 334,500, 0 and 1,928,396 shares were available for issuance under the 1992, 1993, 1995 and 1996 plans, respectively. The 1992, 1993, 1995 and 1996 plans expire in December 1997, September 1998, February 2005 and March 2006, respectively.


(10)  INCOME TAXES

As of September 30, 1996 and 1995, the Company had net operating loss carryforwards ("NOLs") for federal income tax reporting purposes of approximately $22,785,000 and $17,297,000, respectively, which result in deferred tax assets of approximately $8,499,000 and $6,452,000, respectively. There can be no assurance that all of these NOLs will be available to offset future taxable income, if any. An NOL generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains other provisions which could reduce or limit the availability and utilization of these NOLs. For example, limitations are imposed on the utilization of NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire amount of the deferred tax asset.

The Company has determined that as of December 10, 1991 an ownership change (as that term is defined in Section 382 of the Internal Revenue Code) may have occurred. The impact of this ownership change is to limit the use of approximately $3,565,000 of the Company's total NOLs. The Company estimates that the use of these NOLs would be limited to approximately $502,000 per year (on a cumulative basis). The NOLs that may have been limited by the possible ownership change expire in the years and in the amounts indicated below:

              Year                         Year of
           Generated       Amount        Expiration
           ---------    ------------     ----------
              1982      $    399,000        1997
              1983         1,129,000        1998
              1984           333,000        1999
              1985            10,000        2000
              1986           148,000        2001
              1987           149,000        2002
              1988           137,000        2003
              1989           234,000        2004
              1990           252,000        2005
              1991           226,000        2006
              1992           172,000        2007
                        ------------
             Total      $  3,189,000
                        ============

The Company's NOLs that are not limited expire in the years and in the amounts indicated below:

              Year                         Year of
           Generated       Amount        Expiration
           ---------    ------------     ----------
              1992      $    625,000        2007
              1993         6,386,000        2008
              1994         3,417,000        2009
              1995         3,217,000        2010
              1996         5,951,000        2011
                        ------------
                        $ 19,596,000
                        ============


(11)  RELATED-PARTY TRANSACTIONS

Capital Funding Option Arrangement

Subsequent to year-end, the Company granted to each of its Chief Executive Officer and Vice Chairman of the Board, options in the amount of 100,000 shares of common stock upon the Company's successful raising of $5 million in gross capital proceeds. These options were issued at the average of the closing bid and asked prices of the Company's common stock on the date of grant.

ADP Management Corporation and David G. Derrick

Biomune had an agreement with ADP Management Corporation ("ADP") to manage Biomune as well as to provide Biomune with a chief executive officer for a two-year period beginning October 1, 1995. Biomune was obligated to pay ADP $16,667 per month and reimburse ADP for all direct expenses incurred on behalf of Biomune.

Effective June 15, 1996, the agreement with ADP was terminated and David G. Derrick, Chief Executive Officer, was hired as an employee of the Company. The employment agreement with Mr. Derrick has an initial term that expires on September 30, 1997. Under the employment agreement Mr. Derrick has a base salary of $200,000 per year. In addition, during fiscal year 1996, the Company granted options to purchase 600,000 shares of common stock at $2.00 per share which vest over the term of the employment agreement. The Company recorded $187,500 of compensation expense related to those options of which $93,750 is deferred as of September 30, 1996 and will be recognized over the remaining vesting period of the options.

Genesis Investment Corporation

The Company has a consulting agreement with Genesis Investment Corporation ("Genesis"), whereby Genesis receives $10,000 per month and reimbursement of any out-of-pocket expenses, which currently expires August 1, 1997. The services provided to the Company by Genesis include primarily financial and general business consulting services and introductions to the scientific, medical, financial and business communities. The Company recorded consulting expense of $120,000 in each of the three fiscal years ended September 30, 1996, 1995 and 1994 related to this consulting agreement. Effective October 1, 1996, the consulting agreement with Genesis was terminated.

During fiscal years 1995 and 1994 the Company made certain loans to Genesis totaling $2,975,800 and $2,192,552, respectively. These loans were unsecured, bore interest rates of twelve percent and were repaid to the Company as of September 30, 1995.

The Institute for Social & Scientific Development, Inc.

During fiscal year 1995, the Company made loans aggregating $77,607 to The Institute for Social & Scientific Development, Inc. These loans bore interest at an annual rate of twelve percent and were repaid with interest of $1,655 as of September 30, 1995.

Federal Land and Development Corporation

During fiscal years 1995 and 1994, the Company made loans totaling $430,000 and $30,000, respectively, to Federal Land and Development Corporation. These loans were unsecured and bore interest at an annual rate of twelve percent, and were due on demand. As of September 30, 1995, $182,811 remained outstanding on these loans which amount was repaid in full, including interest, to the Company during fiscal year 1996.

E. Wayne Nelson

On August 1, 1995, Biomune entered into an agreement with E. Wayne Nelson ("Nelson") that extended through September 30, 1996, whereby Nelson provided services to Biomune as its Corporate Secretary and Treasurer in exchange for 10,800 shares of common stock. Biomune recorded $27,000 of consulting expense associated with this agreement, of which $23,100 was deferred as of September 30, 1995 and recognized as expense in fiscal year 1996.

James J. Dalton

Biomune entered into an agreement with James J. Dalton ("Dalton"), the Vice Chairman of the Board, whereby Dalton provided management and financial consulting services to the Company for the period of March 15, 1994 through March 15, 1995. Biomune issued options to purchase 75,000 shares of common stock at an exercise price of $4 per share as compensation for the services performed. The options were valued at a price determined to be equal to the trading price of Biomune's common stock on the date the warrants were granted. Effective October 23, 1996, these options were extended for a five-year period and the price was adjusted to the average of the bid and asked prices on that date. In addition, Biomune had committed to pay Dalton $3,000 per month, reimbursement of expenses, and 50 percent of the net profits of Volu-Sol, if any (after Biomune had been repaid a $100,000 advance made to Volu-Sol), for a period of three years after the expiration of this agreement and any extension thereof.

On April 1, 1995, the Company entered into an agreement with Dalton that extended through April 1, 1996, whereby Dalton provided services in exchange for $3,000 in cash per month and 72,000 shares of Biomune common stock. The Company recorded $216,000 of consulting expense associated with the issuance of common stock, of which $90,000 was deferred as of September 30, 1995 and was recognized as expense in fiscal year 1996. On July 20, 1995, Dalton received options to purchase 120,000 shares of common stock at $2.00 per share with a five-year exercise period.

Effective February 1, 1996, the Company extended its agreement with Dalton through January 31, 1997 and agreed to pay Dalton $5,000 per month and 6,000 shares of common stock per month (a total of 72,000 shares). In addition, Dalton received warrants to purchase 100,000 shares of common stock at $2.31 per share. The Company recorded consulting expense of $175,500 related to the common shares of which $58,500 was deferred as of September 30, 1996 and will be recognized over the remaining term of the agreement. The Company recorded $106,000 of consulting expense related to those warrants of which $35,333 was deferred as of September 30, 1996 and will be recognized over the remaining term of the agreement. Effective October 23, 1996, Dalton's remuneration was increased to $161,000 per year and five-year options were granted to Dalton to purchase 72,000 shares of common stock for employment during each of fiscal year 1997 and 1998 at exercise prices equal to the average bid and asked prices of the Company's common stock on that date.

During fiscal years 1995 and 1994, Biomune made loans aggregating $175,000 and $90,000, respectively, to Dalton. These loans were unsecured, bore interest at an annual rate of twelve percent, and were due on demand. During fiscal years 1996, 1995 and 1994, Dalton made principal and interest payments totaling $60,000, $16,605 and $90,000, respectively, on these loans. In January 1996, the Company agreed to eliminate the remaining principal and interest balances on these loans, which totaled approximately $126,000, in exchange for Dalton's relinquishment of his rights to receive 50 percent of the future net profits of Volu-Sol, if any, under the existing consulting agreement.

Christopher D. Illick

Effective March 1, 1996 and expiring on February 28, 1997, the Company entered into a consulting agreement with Christopher D. Illick ("Illick"), one of the Company's directors, to provide services in developing and maintaining relations with institutional investors. The agreement provides that Illick receive 2,250 shares of unrestricted common stock each month (a total of 27,000 shares) during the twelve month term of the agreement. The Company recorded consulting expense related to this agreement of $63,280 of which $26,325 was deferred as of September 30, 1996 and will be recognized over the remaining term of the agreement.

Other

During fiscal year 1994, Biomune loaned a total of $410,000 to two shareholders of Biomune. These loans bore annual interest rates of twelve percent. These amounts and related interest were repaid in full during fiscal year 1995.


(12)  OTHER CONSULTING AGREEMENTS

Daliz Associates

In accordance with a consulting agreement with Daliz Associates ("Daliz"), during fiscal year 1994, the Company issued a total of 174,000 shares of unrestricted common stock and had agreed to issue an additional 216,000 shares of common stock. The agreement required Daliz to assist Biomune in locating business opportunities and extended through April 1995. For various reasons, Biomune and Daliz terminated the consulting agreement by entering into another agreement effective as of February 1, 1995. Pursuant to the February 1, 1995 agreement, and during fiscal year 1995, Biomune paid Daliz $150,000 in cash and issued a total of 140,000 shares of common stock in settlement of Biomune's obligation under the prior agreement. Also, the February 1, 1995 agreement required Biomune to pay Daliz $5,000 per month and issue a total of 2,000 shares of common stock per month for services provided to Biomune thereunder. The February 1, 1995 agreement expired January 31, 1996. Effective February 1, 1996, the Company extended the agreement through January 31, 1997 and agreed to pay Daliz $5,000 per month and issue a total of 2,000 shares of common stock per month (a total of 24,000 shares). However, this agreement was terminated on November 4, 1996.

The Company recorded consulting expense totaling $117,400, $76,800 and $1,104,000 in fiscal years 1996, 1995 and 1994, respectively, under the agreements. Consulting expense related to common stock issuances under the agreements was recorded using the fair market value of Biomune stock on the dates the agreements were executed.

Barretto Pacific Corporation

Effective September 12, 1996, the Company entered into a six-month consulting agreement with Barretto Pacific Corporation ("Barretto") to provide investment advisory services. Under the agreement, the Company agreed to pay $90,000 in cash and issued options to purchase 50,000 shares of common stock at $2.38 per share. These options are currently exercisable. The Company also issued options to purchase 50,000 shares of common stock at $3.38 per share, which options will become exercisable on January 12, 1997. The Company recorded consulting expense of $35,500 relating to the options of which approximately $32,500 is deferred as of September 30, 1996 and will be recognized over the remaining term of the agreement. The options expire March 12, 1997 if not exercised.

On November 1, 1996, in accordance with the agreement, the Company notified Barretto that it was terminating the agreement. As a result, all options expire if not exercised by December 12, 1996.

AAM Group, Inc.

On August 11, 1995, the Company entered into an agreement with AAM Group, Inc. ("AAM") that extended through February 10, 1996, whereby AAM provided services to the Company in exchange for 90,000 shares of Biomune common stock. The Company recorded $225,000 of consulting expense associated with this agreement.

Allen Lewin

On May 1, 1996, the Company entered into an agreement with Allen Lewin ("Lewin") to provide consulting services to the Company. In connection with this agreement, Lewin was granted warrants to purchase 100,000 shares of common stock at $2.38 per share. The Company recorded consulting expense of $110,000 related to the issuance of these warrants.

Aurora Consultants, LLC

Effective January 1, 1996, the Company entered into an agreement with Aurora Consultants, LLC ("Aurora") to provide consulting services through June 1997, as extended. Aurora is to receive cash for services performed and was granted warrants to purchase 30,000 shares of common stock at $2.34 per share, which warrants include "piggyback" registration rights on the underlying shares. The Company recorded consulting expense of $32,400 related to the issuance of these warrants.

Allen & Company, Inc.

On June 21, 1995, the Company entered into an agreement with Allen & Company, Inc. ("Allen") that extended through June 20, 1996, whereby Allen provided services to the Company in exchange for warrants to purchase 1,000,000 shares of Biomune common stock exercisable at $2.25 per share. The fair market value on June 21, 1995 was $2.63 per share. The Company recorded $375,000 of consulting expense associated with this agreement, of which $273,400 was deferred as of September 30, 1995 and recognized as expense during fiscal year 1996. Also, as part of this agreement, the Company paid Allen $37,500 in cash per quarter. The warrants expire on June 21, 2000 if not exercised.

Alan Sarroff

During fiscal year 1995, Biomune issued warrants to purchase 250,000, 125,000 and 125,000 shares of Biomune's common stock at $2.375 (the fair market value of the common stock on the date of grant), $4.00 and $6.00 per share, respectively, in exchange for $10,000 in cash and consulting services provided to the Company by Alan Sarroff. During fiscal year 1996, the Company modified the exercise price on the warrants to purchase 125,000 shares at $4.00 and 125,000 shares at $6.00, both to an exercise price of $3.00 per share. The expiration date was also extended to August 1, 2001. In connection with these modifications, the Company recorded consulting expense of $182,500.

Replicate Management Group

On July 26, 1995, the Company entered into an agreement with Replicate Management Group ("RMG") that extended through June 30, 1996, whereby RMG provided services to the Company in exchange for warrants to purchase 175,000 shares of Biomune's common stock at $2.00 per share. The fair market value of the common stock on July 26, 1995 was $2.00. The Company did not recognize any consulting expense related to this agreement. The warrants expire on July 26, 1998 if not exercised by RMG.

David Pomerantz

On February 1, 1995, the Company entered into an agreement with David Pomerantz ("Pomerantz") that extended through December 31, 1995, whereby Pomerantz provided services to the Company in exchange for 60,000 shares of common stock. The Company recorded $140,000 of consulting expense associated with this agreement, of which $38,200 was deferred as of September 30, 1995 and recognized in fiscal year 1996.

Consolidated General Ltd.

Effective October 23, 1996, the Company entered into a one-year consulting agreement with Consolidated General Ltd. In exchange for consulting services to be rendered, the Company agreed to issue 200,000 shares of restricted common stock with "piggy back" registration rights. The agreement allows for termination at the option of the Company upon five days written notice in which instance the compensation would be pro rated to the termination date.


(13)  SIGNIFICANT CUSTOMER

During fiscal years 1996, 1995 and 1994, sales to Barret Healthcare Corporation ("Barret") accounted for approximately 12 percent, 17 percent and 15 percent, respectively, of the Company's total revenues. No other single customer accounted for more than 10 percent of the Company's total revenues in any of the years presented. During fiscal year 1996, the Company discontinued selling products to Barret and wrote off outstanding accounts receivable balances of approximately $55,000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of October 14, 1996, the directors and executive officers of the Company were as follows:

Name                         Age   Position
-------------------------    ---   ---------------------------------------
David G. Derrick             44    Chief Executive Officer,
                                   Director and  Chairman of the Board

James J. Dalton              54    Director and Vice Chairman of the Board

Milton G. Adair              63    President and Director

Frank A. Eldredge, Ph.D.     56    Executive Vice President--
                                   New Product Development

E. Wayne Nelson              53    Secretary and Treasurer

Michael G. Acton             33    Chief Financial Officer and Controller

Thomas Q. Garvey III, M.D.   54    Director

Dr. Aaron Gold               69    Director

Charles J. Quantz            69    Director

Christopher D. Illick        57    Director

---------------------

     A brief biographical summary of each of the Company's officers and directors follows:

     David G. Derrick. Mr. Derrick served as the Company's President from May 1989 through December 1995 and has served as its Chief Executive Officer since January 1996. Mr. Derrick has also served as the Chief Executive Officer of Optim since May 1, 1996. Prior to his service to the Company, Mr. Derrick was the Managing Partner of Derrick Enterprises, a real estate development and management services company, from April 1980 until September 1988. Prior to organizing Derrick Enterprises, Mr. Derrick was a partner in Kirton Land Company, an investment and real estate development company, from September 1976 until April 1980. Mr. Derrick also currently serves as President of Derrick Properties Corporation, an investment company, and has served in that capacity since 1986. Due primarily to adverse real estate conditions, Mr. Derrick filed a petition for relief under Chapter 7 of the United States Bankruptcy Code in 1990, and received a discharge in that same year. From September 1979 to June 1983, Mr. Derrick was a faculty member at the University of Utah College of Business, Department of Finance. Mr. Derrick graduated from the University of Utah College of Business with a Bachelor of Science degree in Economics in 1975 and with a Masters in Business Administration degree with an emphasis in Finance in 1976.

     James J. Dalton. Mr. Dalton has served as a director of the Company and as the Vice Chairman of the Board since February 1996. He has also served as a director of Optim and as the Vice Chairman of its Board of Directors since May 1996. Mr. Dalton has been a consultant to the Company since April 1993 and served as General Manager of Volu-Sol from that date until January 1996. From 1987 to present, Mr. Dalton has been the owner and President of Dalton Development, a real estate development company, and in that capacity has developed and managed several real estate projects.

     Milton G. Adair. Mr. Adair has been the Company's President since January 1996 and has served as a director since February 1996. In addition, Mr. Adair also has served as the Secretary and Treasurer of Volu-Sol since May 1, 1996 and has been a director of and served as the President of Optim since May 1, 1996. From October 1990 to June 1995, Mr. Adair was President and Chief Executive Officer of Gull Laboratories, Inc., a medical diagnostic company. From 1984 to 1991, Mr. Adair was President and Chief Executive Officer of Mountain Medical Equipment, Inc., a home health care medical equipment company. In addition, Mr. Adair has 15 years of pharmaceutical sales and marketing experience with Pfizer, Inc. and seven years of immunoassay and medical products experience with Becton-Dickinson. Mr. Adair graduated from the College of the Pacific in 1955 with a Bachelor of Arts degree in Business Administration and a minor in Psychology.

     Frank A. Eldredge, Ph.D. Dr. Eldredge has been the Company's Executive Vice President--New Product Development since October 1994. From April 15, 1993 to October 1994, Dr. Eldredge was one of the primary scientific consultants to the Company. Prior to serving as scientific consultant to the Company, Dr. Eldredge spent 14 years in the medical products development field. Between 1991 and 1993, Dr. Eldredge was an independent scientific consultant in the medical and health video industry. Dr. Eldredge received a Ph.D. degree in Genetics and Applied Sciences from the University of Utah in 1972.

     E. Wayne Nelson. Since June 1993, Mr. Nelson has provided services to the Company as corporate Secretary and has served as Treasurer since October 1994. From April 1992 to June 1993, Mr. Nelson served as the Company's corporate Secretary and Chief Financial Officer. Mr. Nelson has been employed as a Temple Recorder for the Corporation of the President of the Church of Jesus Christ of Latter-day Saints (the holding company for The Church of Jesus Christ of Latter-day Saints) since January 1996. From May 1992 to December 1995, while also serving as the Company's corporate Secretary and Treasurer, Mr. Nelson was the Chief Executive Officer of the Utah Health Cost Management Foundation. Prior to joining the Company in April 1992, Mr. Nelson was President and Chief Executive Officer of Comlink International Corporation, a computer company located in Salt Lake City, Utah.

     Michael G. Acton, CPA. Mr. Acton has been Chief Financial Officer and Controller of the Company since October 1994. He also has been the President of Volu-Sol since March 15, 1996. From June 1989 through October 1994, Mr. Acton was employed by Arthur Andersen LLP in Salt Lake City, Utah where he performed various tax, audit and business advisory services. Mr. Acton received a Bachelor of Science degree in Accounting in 1988 and a Master of Professional Accountancy degree in 1989, both from the University of Utah. He is a Certified Public Accountant in the State of Utah.

     Thomas Q. Garvey III, M.D. Dr. Garvey has been a director of the Company since April 1994 and has served on the Company's Scientific Advisory Board and as a scientific and regulatory consultant to the Company since November 1992. Dr. Garvey has also served as a director of Optim since May 1, 1996. Dr. Garvey has been a gastroenterologist in private medical and scientific consulting practice with Garvey Associates, Inc. in Potomac, Maryland since 1981. Prior to that time, Dr. Garvey was the Supervisory Medical Officer of the Cardiorenal Drug Products, Center of Drug Evaluation at the FDA for approximately five years. Prior to that he was in private practice with the Massachusetts General Hospital in Boston, Massachusetts and with the National Cancer Institute at the National Institute of Health. As a consultant to various pharmaceutical companies, Dr. Garvey has developed, written and consulted on many new drug applications. Dr. Garvey assisted the Company in preparing its IND on BWPT-301(TM) for the treatment of cryptosporidiosis in individuals with AIDS and the development of the protocols for the clinical trials on BWPT-301(TM) and BWPT-302(TM).

     Dr. Aaron Gold. Dr. Gold has been a director of the Company since April 1984 and a director of Optim since May 1, 1996. Dr. Gold has been a businessman and religious leader in San Diego, California since 1974. Between July 1974 and September 1992, Dr. Gold was a rabbi with the Tiferth Israel Synagogue in San Diego, California. From July 1994 to the present he has been a rabbi with the Nertamid Synagogue in Rancho Bernardo, California. He holds a Doctor of Divinity degree from the Jewish Theological Seminary of America. He also holds a Doctorate in Philosophy from Columbia University.

     Charles J. Quantz. Mr. Quantz has been a director of the Company since April 1984 and a director of Optim since May 1, 1996. Mr. Quantz was a practicing attorney in California for 26 years prior to his retirement in 1981. In 1991, Mr. Quantz filed bankruptcy under Chapter 7 of the United States Bankruptcy Code and was discharged in bankruptcy that same year.

     Christopher D. Illick. Mr. Illick has been a director of the Company since February 1995 and a director of Optim since May 1, 1996. Mr. Illick has been a limited partner in the investment banking firm of Oakes Fitzwilliams & Co., L.P. in New York City, New York, since March 1995. He has also been a general partner of Illick Brothers, a real estate and management concern, since 1965, and was the founder and President of the U.S. subsidiary of Robert Fleming Holding Limited, of London, England, from 1973 to 1983. Mr. Illick is also a member of the Board of Directors of National Transaction Network, Inc.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Company has established a Compensation Committee and an Audit Committee. The Board of Directors does not have and does not intend to establish a Nominating Committee, and such functions will continue to be performed by the entire Board of Directors.

     Compensation Committee. The Compensation Committee makes recommendations to the Board of Directors with respect to the compensation of management employees and administers plans and programs relating to employee benefits, incentives and compensation. The Compensation Committee also determines the persons to whom options should be granted under the Company's stock option plans and the number of options to be granted to each person. The current members of the Compensation Committee are David G. Derrick, Thomas Q. Garvey III, M.D., and Christopher D. Illick. Mr. Derrick abstains from all votes of the Compensation Committee with respect to his compensation package.

     Audit Committee. The Audit Committee makes recommendations to the Board of Directors with respect to the engagement of the Company's independent public accountants and reviews the scope and effect of the audit engagement. The current members of the Audit Committee are David G. Derrick, Charles J. Quantz and Christopher D. Illick.

SCIENTIFIC ADVISORY BOARD

     The Company has assembled a Scientific Advisory Board comprised of medical practitioners and distinguished academicians and scientists in the field of medicine to assist the Company with the development of its pharmaceutical drug candidates and nutraceutical products. The Company's management periodically consults with members of the Scientific Advisory Board as and when needed with respect to issues arising within a particular member's area of expertise. Although the Company periodically receives guidance from certain of the members of the Scientific Advisory Board, all of the members of the Company's Scientific Advisory Board except David O. Lucas, Ph.D., Thomas Q. Garvey III, M.D. and Allan H. Barker, M.D., are employed on a full-time basis by others and, accordingly, are able to devote only a small portion of their time to the Company. David O. Lucas, Ph.D. currently provides approximately 80 hours per month advising the Company, while Thomas Q. Garvey III, M.D. provides approximately 5 hours per month and Allan H. Barker, M.D. provides approximately 50 hours per month advising the Company. None of the members of the Scientific Advisory Board are members of the Company's Board of Directors except Thomas Q. Garvey III, M.D., biographical information with respect to whom is set forth above. Each member of the Scientific Advisory Board has entered into a Confidentiality Agreement with the Company and has agreed not to disclose any of the Company's confidential information during the period in which such person serves on the Scientific Advisory Board and for a period of five years thereafter. The members of the Scientific Advisory Board with whom the Company consulted during fiscal 1996 are as follows:

     Allan H. Barker, M.D. Dr. Barker has been a Clinical Associate Professor of Internal Medicine at the University of Utah, College of Medicine since 1965, and the President of the Salt Lake Clinic Research Foundation since 1967. Dr. Barker has over 40 years of experience in the field of internal medicine and has been the principal investigator in over 30 drug study projects and has overseen clinical trials on over 36 drugs. Dr. Barker has published approximately 40 books and papers primarily on the subject of internal medicine.

     Erwin W. Gelfand, M.D. Dr. Gelfand has been the Chairman of the Department of Pediatrics, National Jewish Center for Immunology and Respiratory Medicine in Denver, Colorado and has also been a professor of microbiology and immunology at that institution. Dr. Gelfand has written over 300 published books and papers on these subjects. Dr. Gelfand was a research fellow at Harvard Medical School and at the Max Planck Institute in West Germany.

     David O. Lucas, Ph.D. Dr. Lucas has been the President of PediaPharm Corporation, a development stage pharmaceutical company based in California, since 1994. Dr. Lucas has over 25 years of experience in the fields of microbiology and immunology and serves as a consultant to Technology Resources Group, a biomedical company based in California. From 1991 to 1994, Dr. Lucas was Vice President of the Children's Hospital Medical Center of Northern California, and prior to that, from 1986 to 1990, was Vice President of PTI, the company from which the Company licenses the Technology pursuant to the License. From 1970 to 1986, Dr. Lucas was an associate professor of Microbiology and Immunology at the University of Arizona, College of Medicine. While at the University of Arizona, Dr. Lucas and Dr. Gerald Stott began research on what ultimately resulted in the Technology. Dr. Lucas is a named inventor on the patents that are the subject of the License with PTI.

     Joseph A. Smith, Jr., M.D. Dr. Smith has been Professor of Surgery and Chairman of the Department of Urology at the Vanderbilt University Medical Center in Nashville, Tennessee since 1991. Prior to that time, Dr. Smith was a Professor of Surgery and Chairman of the Division of Urology at the University of Utah Medical Center. Dr. Smith was a research fellow at the Memorial Sloan-Kettering Cancer Center in New York. Dr. Smith specializes in the treatment of cancer and immune-compromised patients as a result of chemotherapy treatment. He has written and published 105 articles, participated in writing 48 books and is the sole author of nine books.

     Thomas Q. Garvey III, M.D. Please refer to biographical information set forth above. See Item 10, "Directors and Executive Officers of the Registrant", subheading "Thomas Q. Garvey III, M.D."

     Except for (1) David O. Lucas, Ph.D., who is a party to a Consulting Agreement with the Company, (2) Thomas Q. Garvey III, M.D., who has a separate agreement with the Company, and (3) Allan H. Barker, M.D., who has a separate agreement with the Company, members of the Scientific Advisory Board are paid either $250 per hour or $1,000 per day for their services, depending on the individual. Dr. Lucas's Consulting Agreement provides for the payment of $5,000 per month for his services and the issuance of shares of the Company's Common Stock with an aggregate fair market value of $4,000 for each three month period during the term of his Consulting Agreement. The term of Dr. Lucas's Consulting Agreement expires on December 31, 1996. Dr. Garvey's agreement with the Company provides for the payment of $400 per hour, $1,500 per half-day and $3,000 per full day for his services. Dr. Barker's agreement with the Company provides for the payment of $250 per hour.

BUSINESS ADVISORY BOARD

     The Company has also established a Business Advisory Board, the purpose of which is to advise the Company's management and the Board of Directors regarding the Company's development and future growth. None of the members of the Business Advisory Board are members of the Company's Board of Directors. The Company's management periodically consults with members of the Business Advisory Board, as and when necessary. The members of the Business Advisory Board with whom the Company consulted during fiscal 1996, including a brief biographical summary of each member, are as follows:

     Royden G. Derrick. Mr. Derrick has been a prominent business and civic leader. Mr. Derrick has served on numerous boards, including as Chairman of the Board of U & I Corporation, member-director of the Federal Reserve, Salt Lake City Branch and as a director of First Security Corporation. He founded and owned Western Steel Company, which eventually merged into Joy Manufacturing. As a civic leader, Mr. Derrick was Chairman of the University of Utah Board of Regents, Chairman of Partners of the Americas and a General Authority for The Church of Jesus Christ of Latter-day Saints. Royden G. Derrick is David G. Derrick's father.

     David A. Duke, Ph.D. Mr. Duke is now retired, but formerly was Vice-Chairman of Corning, Incorporated, with responsibility for Corning's worldwide technology and materials management. In addition to serving on Corning's Executive Committee and Board of Directors, Mr. Duke is a member of the boards of Dow Corning Corporation, Siecor Corporation and Armco, Inc., in addition to being a Trustee of the Corning Foundation and a member of several advisory committees. He played a key role in the development of fiber optics and opto- electronic technologies and helped make Corning a leader in this field.

     Wilford W. Kirton, Jr., J.D. Mr. Kirton is a prominent lawyer who founded the Salt Lake City, Utah- based law firm of Kirton & McConkie. Mr. Kirton has served on numerous boards, including Lawyers Title Company, Murdock Travel and the American Bar Association.

     E. Wayne Nelson. Mr. Nelson currently works part-time as the Company's corporate Secretary and Treasurer. See Item 10, "Directors and Executive Officers of the Registrant", subheading "E. Wayne Nelson", above.

     John M. Sabin, J.D., M.B.A. Mr. Sabin is an attorney and Certified Public Accountant and is presently Vice President--Finance for Manor Care, Inc. Prior to that, Mr. Sabin was an adjunct professor at the University of Arizona and at Brigham Young University. Mr. Sabin was a founder and is an officer of the Adheron Corporation, which is in the business of researching patented marine biotechnology. Mr. Sabin has been a member of the Company's Business Advisory Board since 1992.

     Jacob ("Jack") D. Solomon. Mr. Solomon was one of the Company's founders and has served as a consultant to the Company since its incorporation. Mr. Solomon was also a founder and director of First Federal Financial Corporation and the American Bank of Commerce. He has been Chairman and Chief Executive Officer of Federal Electronics Corporation, International Technical Development Corporation and Advanced Patent Technology Corporation. Mr. Solomon has served on numerous corporate boards, including Cinecolor Corporation, Western Transistor Corporation and Federal Research and Development Corporation. During the Johnson and Kennedy Administrations, Mr. Solomon was the National Director of the Equal Opportunities Foundation. See Item 13, "Certain Relationships and Related Transactions", below.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth the annual and long-term compensation for services in all capacities to the Company of David G. Derrick, the Chief Executive Officer, and Allan H. Barker, M.D., the former Executive Vice President--Research and Clinical Trials, the only executive officers of the Company whose total annual salary and bonuses exceeded $100,000 during the relevant period (collectively, the "Named Officers"), for the fiscal years ended September 30, 1996, 1995 and 1994. No other current or former executive officer of the Company received salary or bonus compensation exceeding $100,000 in any of the referenced periods. No options or long-term incentive plan awards were granted or made to the referenced executive officers during the referenced periods, except as provided below:

                                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation                       Long-Term Compensation
                                      --------------------------------------   ----------------------------------
                                                                                       Awards           Payouts
                                                                               ---------------------- -----------
           (a)                (b)          (c)         (d)          (e)           (f)         (g)         (h)            (i)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Securities
                                                                   Other      Restricted  Underlying
                                                                   Annual       Stock      Options/      LTIP         All Other
Name and Principal Position  Year(1)     Salary       Bonus     Compensation    Awards      SARs(#)   Payouts ($)  Compensation($)
---------------------------  -------     ------       -----     ------------   -------     --------   -----------  ---------------
                                                                                  ($)

David G. Derrick,             1996     $203,000(2)     -0-           -0-          -0      600,000         -0-            -0-
    Chief Executive Officer   1995     $150,000        -0-           -0-          -0-     580,000         -0-            -0-
   Chairman of the Board(3)   1994     $120,000        -0-           -0-          -0-       -0-           -0-            -0-

Allan H. Barker, M.D.,        1996     $126,625        -0-           -0-          -0-      21,622(4)      -0-            -0-
    former Executive          1995        --           -0-           -0-          -0-        --           -0-            -0-
    Vice President--          1994        --           -0-           -0-          -0-        --           -0-            -0-
    Research and Clinical
    Trials(5)

------------------------

(1) As of September 30th of each of the fiscal years indicated.

(2) Represents salary pursuant to the June 15, 1996 Employment and Non-Competitive Agreement plus $3,000 in director's fees paid to Mr. Derrick between October 1, 1995 and June 15, 1996, during which time Mr. Derrick was the Chairman of the Board but not an employee of the Company.

(3) Pursuant to a Management Agreement between the Company and ADP Management Corporation ("ADP"), during fiscal 1994 and fiscal 1995, as well as through June 15, 1996, ADP provided the Company with the management and administrative services necessary to manage the daily business operations and affairs of the Company and, in addition, furnished the Company with a president or chief executive officer (i.e., David G. Derrick). The Management Agreement with ADP was terminated effective as of June 15, 1996. While that Management Agreement was in force, the Company's Board of Directors determined the dollar amount of compensation that was paid to Mr. Derrick (through ADP). Mr. Derrick and his wife own ADP. See "Certain Relationships and Related Transactions-- Transactions with Management and Others," subheading, "ADP Management Corporation and David G. Derrick", below. Mr. Derrick resigned as the Company's President effective December 31, 1995, but continues in the capacity as the Company's Chief Executive Officer and as Chairman of the Board of Directors.

(4) Represents 21,622 shares of the Company's Common Stock granted to Dr. Barker by Letter Agreement dated effective as of October 1, 1995 that were issued for medical consultation services to be provided through May 31, 1996.

(5) Dr. Barker resigned as Executive Vice President--Research and Clinical Trials effective as of February 12, 1996 but continued as a consultant to the Company after that date.

     In addition to the Named Officers listed in the above Summary Compensation Table, the following officers, directors and employees of the Company were granted options in the amounts and exercise prices indicated below during fiscal 1996: (a) James J. Dalton, Vice Chairman of the Board -- 100,000 options at $2.31 per share; (b) Milton G. Adair, President and director -- 75,000 options at $2.34 per share; (c) Frank A. Eldredge, Executive Vice President--New Product Development -- 20,000 options at $2.31 per share; (d) E. Wayne Nelson, Secretary and Treasurer -- 10,800 options at $2.50 per share; (e) Christopher D. Illick, director -- 15,750 options at $2.34 per share; (f) R. James Jones, Executive Vice President of Optim Nutrition -- 60,000 options at $2.50 per share and 20,000 options at $2.25 per share; (g) Cynthia Donovan, Regulatory Affairs Specialist -- 2,500 options at $2.34 per share; (h) Treesa J. Parker, Operations Manager for Optim Nutrition -- 2,000 options at $2.25 per share; (i) Jeffrey S. Smith, Corporate Dietitian for Optim Nutrition -- 3,000 options at $2.25 per share; (j) Eric S. Cohan, Eastern Region Sales Manager for Optim Nutrition -- 5,000 options at $2.25 per share; (k) Dawn T. Purdue, Director of Production Operations for Optim Nutrition -- 5,000 options at $2.25 per share; (l) Saundra
J. Biggs, Assistant Product Manager for Optim Nutrition -- 500 options at $2.25 per share; and (m) David W. Fredricks, Shipping/Receiving Coordinator -- 500 options at $2.25 per share.

EMPLOYMENT AGREEMENT WITH DAVID G. DERRICK

     The Company employed the services of David G. Derrick pursuant to a Management Agreement with ADP through and until June 15, 1996. Such Management Agreement was terminated as of such date and replaced by an Employment and Non-Competition Agreement between the Company and Mr. Derrick. The initial term of that Employment and Non-Competition Agreement expires on September 30, 1997. That Employment and Non- Competition Agreement employs Mr. Derrick as the Company's Chief Executive Officer and requires him to provide specified services to the Company, including, but not limited to, negotiating all business and financial transactions, investment banking agreements, secondary stock offerings, and private placement transactions. Pursuant to that Employment and Non-Competition Agreement, the Company has agreed to pay Mr. Derrick a base salary of $200,000 per year and to provide Mr. Derrick with the same benefits that other employees of the Company are given. Mr. Derrick was also granted an option, as of December 20, 1995, to purchase up to 600,000 shares of the Company's Common Stock, 300,000 shares of which became vested and exercisable on September 30, 1996 and the remaining 300,000 of which will vest and become exercisable on September 30, 1997.

     All of the Company's executive officers and directors have entered into Confidentiality Agreements with the Company and have agreed not to disclose any of the Company's confidential information during the period of service with the Company and for a period of five years thereafter.

     On May 1, 1989, the Company entered into a Management Agreement with ADP pursuant to which ADP agreed to provide the Company with a president or chief executive officer and to provide management and administrative services to the Company initially for $6,000 per month (subsequently increased to $12,500 per month) plus reimbursement of all expenses associated with the management of the Company. In addition, effective at the beginning of fiscal 1996, the management fee under the ADP Management Agreement was increased to $16,667 per month until it was terminated on June 15, 1996.

     In December 1992, July 1993, February 1995 and March 26, 1996, the Company's Board of Directors approved the 1992 Stock Incentive Plan, the 1993 Stock Incentive Plan, the 1995 Stock Incentive Plan, and the 1996 Stock Incentive Plan, respectively. Under the 1992 Stock Incentive Plan and the 1993 Stock Incentive Plan, non-qualified stock options could be granted and stock bonuses or issuances made to qualified recipients, while under the 1995 Stock Incentive Plan and the 1996 Stock Incentive Plan, incentive stock options and non-qualified stock options could be granted and stock bonuses or issuances made to qualified recipients. As of September 30, 1996, 669,000 shares of the Company's Common Stock (on a post-split basis) were reserved for issuance under the 1992 Stock Incentive Plan, 334,500 shares of Common Stock (on a post-split basis) were reserved for issuance under the 1993 Stock Incentive Plan, -0-shares of Common Stock (on a post-split basis) were reserved for issuance under the 1995 Stock Incentive Plan, and 1,928,396 shares of Common Stock (on a post-split basis) were reserved for issuance under the 1996 Stock Incentive Plan.

STOCK OPTION AND STOCK APPRECIATION RIGHTS

     The following table sets forth information concerning the grant of stock options and stock appreciation rights (SARs) made under the Company's 1995 Incentive Stock Option Plan for the fiscal year ended September 30, 1996 to the Named Officers:

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                             Potential Realizable Value at Assumed
                                                                                                   Annual Rates of Stock Price
                                     Individual Grants                                            Appreciation for Option Term
------------------------------------------------------------------------------------------  ----------------------------------------
       (a)               (b)             (c)                  (d)                 (e)           (f)            (g)
                                      % of Total
                      Number of       Options/SA
                      Securities          Rs
                      Underlying      Granted to                  Market Price
                     Options/SARs     Employees     Exercise or    on Date of
                     Granted (#)      in Fiscal     Base Price       Grant      Expiration
      Name                               Year        ($/Share)     ($/Share)       Date          5% ($)       10% ($)       0% ($)
------------------  -------------   -------------  ------------  -------------  ----------- ----------------------------------------
David G. Derrick       600,000          75.6%         $2.00           $2.31     12/20/2000    $255,300      $324,600     $186,000

Allan H. Barker, M.D.    -0-             --            --               --         --             --            --           --


EXECUTIVE COMPENSATION REPORT OF THE COMPENSATION COMMITTEE

     Notwithstanding anything to the contrary set forth in any of the previous filings made by the Company under the 1933 Act or the 1934 Act that might incorporate future filings, including, but not limited to, this Annual Report on Form 10-K, in whole or in part, the following Executive Compensation Report and the performance graph appearing herein shall not be deemed to be incorporated by reference into any such future filings.

     This Executive Compensation Report discusses the Company's executive compensation policies and the basis for the compensation paid to the Company's executive officers, including its Chief Executive Officer, David G. Derrick, during the fiscal year that ended September 30, 1996.

Compensation Policy

     The Company's policy with respect to executive compensation has been designed to:

o Adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to the Company and in a manner that is commensurate with compensation paid by companies of comparable size or within the Company's industry;

o Reward executive officers for the achievement of short-term operating goals and for the enhancement of the long-term value of the Company; and

o Align the interests of the executive officers with those of the Company's shareholders with respect to short-term operating goals and long-term increases in the price of the Company's Common Stock.

     The components of compensation paid to executive officers consists of: (a) base salary, (b) incentive compensation in the form of annual bonus payments and stock options awarded by the Company under the Company's Stock Incentive Plans and (c) certain other benefits provided to the Company's executive officers. The Company's Compensation Committee is responsible for reviewing and approving cash compensation paid by the Company to its executive officers and members of the Company's senior management team, including annual bonuses and stock options awarded under the Company's Stock Incentive Plans, selecting the individuals who will be awarded bonuses and stock options under the Stock Incentive Plans, and for determining the timing, pricing and amount of all stock options granted thereunder, each within the terms of the Company's Stock Incentive Plans.

     The Company's executive compensation program has historically emphasized the use of incentive-based compensation to reward the Company's executive officers and members of senior management for the achievement of goals established by the Board of Directors. The Company uses stock options to provide an incentive for a substantial number of its officers and employees, including selected members of management, and to reward such officers and employees for achieving goals that have been established for the Company. The Company believes its incentive compensation plan rewards management when the Company and its shareholders have benefited from achieving the Company's goals and targeted research and development objectives, all of which the Compensation Committee feels will dictate, in large part, the Company's future operating results. The Compensation Committee believes that its policy of compensating officers and employees with incentive-based compensation fairly and adequately compensates those individuals in relation to their responsibilities, capabilities and contribution to the Company, and in a manner that is commensurate with compensation paid by companies of comparable size or within the Company's industry.

Components of Compensation

     The primary components of compensation paid by the Company to its executive officers and senior management personnel, and the relationship of such components of compensation to the Company's performance, are discussed below:

     Base Salary. Each year the Compensation Committee reviews and approves the base salary paid by the Company to its executive officers and members of the senior management team. Annual adjustments to base salaries are determined based upon a number of factors, including the Company's performance (to the extent such performance can fairly be attributed or related to each executive's performance), as well as the nature of each executive's responsibilities, capabilities and contributions. In addition, the Compensation Committee periodically reviews the base salaries of its senior management personnel in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for the Company's executive officers have historically been reasonable in relation to the Company's size and performance in comparison with the compensation paid by similarly sized companies or companies within the Company's industry.

     Incentive Compensation. As discussed above, a substantial portion of each executive officer's compensation package is in the form of incentive compensation designed to reward the achievement of short-term operating goals and long-term increases in shareholder value. The Company's Stock Incentive Plans allow the Board of Directors or the Compensation Committee to grant stock options to executive officers and employees for the purchase of shares of the Company's Common Stock. Under the terms of the Stock Incentive Plans, the Board of Directors and the Compensation Committee have authority, within the terms of the Stock Incentive Plans, to select the executive officers and employees who will be granted stock options and to determine the timing, pricing and number of stock options to be awarded. The Compensation Committee believes that the stock options granted under the Stock Incentive Plans reward executive officers only to the extent that shareholders have benefited from increases in the value of the Company's Common Stock.

     Other Benefits. The Company maintains certain other plans and arrangements for the benefit of its executive officers and members of senior management. The Company believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the Company's industry.

Compensation of the Chief Executive Officer

     The Company had a Management Agreement with ADP Management Corporation ("ADP"), pursuant to which ADP agreed to manage the Company and provide it with a president or chief executive officer for a two-year period beginning October 1, 1995. The Company was obligated to pay ADP $16,667 per month and reimburse ADP for all direct expenses incurred on the Company's behalf. The Management Agreement with ADP was terminated effective as of June 15, 1996 and at that time David G. Derrick, the Company's Chief Executive Officer, became an employee of the Company pursuant to an Employment and Non-Competition Agreement dated effective as of June 15, 1996. Prior to June 15, 1996, David G. Derrick was made available to the Company by ADP pursuant to the Management Agreement with ADP. ADP is owned 10% by Mr. Derrick and 90% by Mr. Derrick's wife. The Employment and Non-Competition Agreement with Mr. Derrick has an initial term that expires on September 30, 1997 and provides for a monthly base salary of $16,667 (or $200,000 per year). The Compensation Committee believes that Mr. Derrick's monthly compensation adequately and fairly compensates Mr. Derrick in relation to his responsibilities, capabilities, contributions and dedication to the Company and secures for the Company the benefit of Mr. Derrick's leadership, management and financial and fund raising skills and capabilities. Moreover, the Compensation Committee believes that Mr. Derrick's monthly base salary under his Employment and Non- Competition Agreement with the Company is reasonable in relation to Mr. Derrick's responsibilities, capabilities, contributions and dedication to the Company and is warranted to keep Mr. Derrick's annual salary in line with the compensation earned by chief executive officers employed by companies of comparable size or within the Company's industry.

     Mr. Derrick did not receive a bonus during fiscal 1996. However, in December 1995, Mr. Derrick was granted stock options under the 1996 Stock Incentive Plan for a total of 600,000 shares of Common Stock at $2.00 per share. Based upon these factors and considering the leadership, management and financial and fund raising skills and capabilities and individual efforts of Mr. Derrick in guiding the overall performance and development of the Company, as well as recognizing his continuing and increasingly active role in representing the Company in the business and financial communities, the Compensation Committee elected to pay Mr. Derrick a monthly base salary of $16,667 in his Employment and Non-Competition Agreement.

Conclusion

    The Compensation Committee believes that the concepts discussed above further the shareholders' interests because a significant part of executive compensation is based upon the Company achieving its research and development goals and other specific goals set by the Board of Directors. At the same time, the Compensation Committee believes that the program encourages responsible management of the Company in the short-term. The Compensation Committee regularly considers plan design so that the total program is as effective as possible in furthering shareholder interests. The Compensation Committee bases its review on the experience of its own members, on information requested from management personnel, and on discussions with and information compiled by various independent consultants retained by the Company.


                           Compensation Committee:

                           David G. Derrick
                           Thomas Q. Garvey III, M.D.
                           Christopher D. Illick


STOCK PERFORMANCE GRAPH

     The following graph compares the yearly cumulative total returns from the Company's Common Stock during the five fiscal year period ended September 30, 1996, with the cumulative total return on the Media General Index and the Standard Industrial Classification (SIC) Code Index for that same period. The comparison assumes $100 was invested on October 1, 1991 in the Company's Common Stock and in the Common Stock of the companies in the referenced Indexes and further assumes reinvestments of dividends.

                                  [LINE GRAPH]

     In the printed graph, there is a line chart representing the following:


                     BIOMUNE SYSTEMS,     MEDIA GENERAL
                           INC.               INDEX         SIC CODE INDEX

   10/1/91               100.00              100.00             100.00

   10/1/92               167.00              106.77              81.74

   10/1/93               167.00              126.06              80.44

   10/1/94               475.00              132.26              59.60

   10/1/95               312.50              159.79              93.97

   10/1/96               197.00              188.46              89.32


     Compensation of Directors. Members of the Board of Directors who are not directly or indirectly employed by the Company are paid $500 for each Board meeting attended, in addition to being reimbursed for their expenses incurred in connection with attending meetings of the Board of Directors. The total number of stock options each director was granted during fiscal 1996 is as follows:
David G. Derrick--600,000; James J. Dalton--100,000; Milton G. Adair-- 75,000. Each of those stock options was granted pursuant to the Company's Amended 1995 Stock Incentive Plan and are exercisable for five years from the date of grant at exercise prices between $2.00 and $2.34 per share.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the 1934 Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities. Officers, directors and greater than 10% shareholders are requested by SEC Regulations to furnish the Company with copies of all
Section 16(a) reports they file.

     Based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended September 30, 1996 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of November 12, 1996 regarding beneficial ownership of the Company's Common Stock by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers, and
(iv) all executive officers and directors of the Company as a group.

                                     Shares of Common Stock
Name and Address                     Beneficially  Owned(2)
of Beneficial Owner(1)               ----------------------
                                     Number         Percent
                                     ------         -------

David G. Derrick(3)                1,298,503          6.20%

James J. Dalton(4)                   467,000          2.28%
P.O. Box 3621
Park City, UT 84060

Dr. Aaron Gold(5)                    204,612          1.01%
4363 Sheldon Drive
LaMesa, CA 92401

Charles J. Quantz(6)                  87,150           *
P.O. Box 8186
Emeryville, CA 94662

Leviticus Trust(7)                 2,107,553         10.49%
1233 Beech Street, #315
Atlantic Beach, NY 11509

Milton G. Adair(8)                    75,000           *

Frank A. Eldredge(9)                 102,832           *

E. Wayne Nelson(10)                   75,000           *
2681 East Willowbend Drive
Sandy, UT 84093

Michael G. Acton(11)                 235,438          1.16%

Thomas Q. Garvey III, M.D.(12)       105,000           *
10125 Gary Road
Potomac, MD 20854

Christopher D. Illick(13)            132,000           *
22 Mountain Avenue
Princeton, NJ 08540

Allan H. Barker(14)                  181,051           *

All executive officers and
directors as a group (10 persons)  2,782,535         12.52 %

------------------------

* Less than 1%

(1) Unless otherwise indicated, such person's address is the same as the Company's address.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from November 12, 1996 upon the exercise of options or warrants. Each beneficial owner's percentage of ownership is determined by assuming that options or warrants held by such person (but not those held by any other person) and exercisable within 60 days from November 12, 1996 have been fully exercised. Unless otherwise noted, the Company believes the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned. Percentages are calculated based on 20,094,490 shares of Common Stock outstanding as of November 12, 1996 (as adjusted for shares deemed to be beneficially owned by such shareholder).

(3) Mr. Derrick owns 458,503 shares of Common Stock directly and options to purchase 840,000 shares of Common Stock.

(4) Mr. Dalton owns 72,000 shares of Common Stock directly and options to purchase 395,000 shares of Common Stock.

(5) Dr. Gold owns 69,612 shares of Common Stock directly and options to purchase 135,000 shares of Common Stock.

(6) Mr. Quantz owns 12,150 shares of Common Stock directly and options to purchase 75,000 shares of Common Stock.

(7)  The Leviticus Trust owns 2,107,553 shares of Common Stock directly.

(8) Mr. Adair owns -0- shares of Common Stock directly and options to purchase 75,000 shares of Common Stock.

(9) Dr. Eldredge owns 7,832 shares of Common Stock directly and options to purchase 95,000 shares of Common Stock.

(10) Mr. Nelson owns -0- shares of Common Stock directly and options to purchase 75,000 shares of Common Stock.

(11) Mr. Acton owns 438 shares of Common Stock directly and options to purchase 235,000 shares of Common Stock.

(12) Dr. Garvey owns 5,331 shares of Common Stock directly and options to purchase 99,669 shares of Common Stock.

(13) Mr. Illick owns 27,000 shares of Common Stock directly and options to purchase 105,000 shares of Common Stock.

(14) Dr. Barker owns 51,051 shares of Common Stock directly and options to purchase 130,000 shares of Common Stock.

     Approximately 13% of the issued and outstanding shares of the Company's Common Stock are beneficially owned by current directors and executive officers of the Company. There are no arrangements known to the Company, the operation of which may, at a subsequent date, result in a change of ownership or control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

     ADP Management Corporation and David G. Derrick. The Company entered into an Employment and Non- Competition Agreement with David G. Derrick, the Company's Chief Executive Officer and Chairman of the Board, effective as of June 15, 1996. The initial term of that Employment and Non-Competition Agreement expires on September 30, 1997. That Employment and Non-Competition Agreement employs Mr. Derrick as the Company's Chief Executive Officer and requires him to provide specified services to the Company, including, but not limited to, negotiating all business and financial transactions, investment banking agreements, secondary stock offerings, and private placement transactions. Pursuant to the Employment and Non-Competition Agreement, the Company has agreed to pay Mr. Derrick a base salary of $200,000 per year. In addition, subsequent to fiscal year end 1996, the Company granted Mr. Derrick options in the amount of 100,000 shares of Common Stock for raising capital for the Company. Subsequent to September 30, 1996, Mr. Derrick was successful in raising the desired capital and was issued those options at the fair market value of the Company's Common Stock on that date. See Item 11, Executive Compensation, "Employment Agreement With David G. Derrick," above.

     James J. Dalton. The Company entered into a Consulting Agreement with James
J. Dalton, the Vice Chairman of the Board, effective as of February 1, 1996 and expiring on January 31, 1997. That Consulting Agreement provides for Mr. Dalton's services as a director of the Company and as Vice Chairman of the Board. Pursuant to that Consulting Agreement, the Company agreed to pay Mr. Dalton a fee of $5,000 per month and to issue Mr. Dalton 6,000 shares of Common Stock each month during the term of the Consulting Agreement (for a total of 72,000 shares). Mr. Dalton was also granted effective as of February 1, 1996 a five year warrant exercisable for 100,000 shares of the Company's Common Stock at an exercise price of $2.31 per share. In addition, subsequent to fiscal year end 1996, the Company granted options to Mr. Dalton in the amount of 100,000 shares of Common Stock for raising capital for the Company. Subsequent to September 30, 1996, Mr. Dalton was successful in raising the desired capital and was issued those options at the fair market value of the Company's Common Stock on that date. Pursuant to the February 1, 1996 agreement, the Company also forgave a loan to Mr. Dalton in the amount of approximately $126,000. In addition, on March 15, 1994, the Company entered into an Agreement with Mr. Dalton, who at that time was a consultant to the Company but not a member of the Board of Directors. Mr. Dalton subsequently became a director of the Company and the Vice Chairman of the Board on February 1, 1996. That Agreement required Mr. Dalton to provide management and financial consulting services to the Company's then-Volu- Sol Medical Division (now known as Volu-Sol, a wholly-owned subsidiary of the Company) for the period March 15, 1994 through March 14, 1995. The Company issued warrants to purchase a total of 75,000 shares of the Company's Common Stock at an exercise price of $4.00 per share as compensation for the services to be performed by Mr. Dalton under that Agreement. Those warrants were valued at a price determined to be equal to the trading price of the Company's Common Stock on the date they were granted and expired if not exercised within two years from the date of grant. Those warrants expired on March 15, 1996. In addition, the Company committed to pay Mr. Dalton $3,000 per month, reimburse him for expenses incurred, and pay him 50% of the net profits of the Volu- Sol Medical Division (after the Company had been repaid a $100,000 advance made to the Volu-Sol Medical Division) for a period of three years after the expiration of that Agreement and any extension thereof. On April 1, 1995, the Company entered into an Agreement with Mr. Dalton that extended through March 31, 1996, pursuant to which Mr. Dalton provided services to Volu-Sol in exchange for a total of 72,000 shares of the Company's Common Stock. The Company recorded $216,000 of consulting expense associated with the April 1, 1995 Agreement, of which $90,000 was deferred as of September 30, 1995 and recognized as expense in fiscal 1996.

     Christopher D. Illick. The Company entered into a Consulting Agreement with Christopher D. Illick, one of the Company's directors and a member of its Compensation and Audit Committees, effective as of March 1, 1996 and expiring on February 28, 1997. That Consulting Agreement provides for Mr. Illick's services as a director of the Company and as a member of the Company's Compensation and Audit Committees. Pursuant to that Consulting Agreement, the Company agreed to issue Mr. Illick 2,250 shares of Common Stock each month during the term of the Consulting Agreement (for a total of 27,000 shares).

     Thomas Q. Garvey III, M.D. Dr. Garvey is paid on an hourly basis. During fiscal 1996, the Company paid Dr. Garvey $89,192.

     E. Wayne Nelson. On August 1, 1995, the Company entered into a Compensation Contract with E. Wayne Nelson ("Nelson") that extended through September 30, 1996, whereby Nelson is providing services to the Company as its corporate Secretary and Treasurer in exchange for a total of 10,800 shares of the Company's Common Stock.

CERTAIN BUSINESS RELATIONSHIPS

     ADP Management Corporation. Effective May 1, 1989, the Company entered into a Management Agreement with ADP to manage the Company, as well as to provide the Company with an individual who would serve as the Company's president or chief executive officer. ADP is owned by David G. Derrick, the Company's Chief Executive Officer and Chairman of the Board, and his wife. Under that Management Agreement, as amended as of the beginning of fiscal 1996, the Company was required to pay ADP a management fee of $16,667 per month or $200,000 per year. David G. Derrick was made available to the Company by ADP pursuant to that Management Agreement through June 15, 1996, during which time Mr. Derrick devoted substantially all of his time to the management and operation of the Company. Under the Management Agreement with ADP, the Company recorded management fees of $141,667 and reimbursed expenses of $-0- during fiscal 1996. The Company's Board of Directors determined the dollar compensation paid to Mr. Derrick under the Management Agreement with ADP. See Item 11, Execution Compensation, "Employment Agreement with David G. Derrick," above.

     Genesis Investment Corporation. In August 1991, the Company entered into an Agreement with Genesis whereby Genesis would receive $10,000 per month plus reimbursement of any out-of-pocket expenses incurred by Genesis on behalf of the Company in connection with the consulting services provided thereunder. This Agreement was renewed in August 1992. The Company recorded consulting fees of $120,000 in fiscal 1996 related to this Agreement. The services provided to the Company by Genesis include primarily financial and general business consulting services and introductions to the scientific, medical, financial and business communities.

INDEBTEDNESS OF RELATED PARTIES

     James J. Dalton. During fiscal 1995 and fiscal 1994, the Company made loans aggregating $175,000 and $90,000, respectively, to James J. Dalton, a director of the Company and Vice Chairman of the Board. These loans were unsecured, bore interest at an annual rate of 12% and were due on demand. During fiscal 1996, 1995 and 1994, Mr. Dalton made principal and interest payments totaling $60,000, $16,605 and $90,000, respectively, on those loans. On January 29, 1996, the Company agreed to eliminate the remaining principal and interest balances on these loans, which totaled approximately $126,000, in exchange for Mr. Dalton relinquishing his right to receive 50% of the future net profits of Volu-Sol, if any, for three years after the expiration of his Agreement with the Company (or any extension thereof). Mr. Dalton was a consultant to the Company through fiscal 1996 and, during fiscal 1996, became a director of the Company and the Vice Chairman of the Company's Board of Directors. Effective October 15, 1996, Mr. Dalton became an employee of the Company with the title of Senior Executive Vice President--Investor Relations.

     Federal Land and Development Corporation. During fiscal 1995 and 1994, the Company made loans totaling $430,000 and $30,000, respectively, to Federal Land and Development Corporation ("FLDC"). These loans were unsecured, bore interest at an annual rate of 12% and were due on demand. As of September 30, 1995, $182,811 remained outstanding on these loans, which were repaid in full, including interest, during fiscal 1996.

CONSULTING RELATIONSHIPS WITH UNRELATED PARTIES

     Aurora Consultants. On December 14, 1995, the Company entered into a letter agreement effective as of January 1, 1996 with Aurora Consultants, LLC (the "Letter Agreement") for consulting services through June 1997. Aurora Consultants, LLC has received and will continue to receive cash from the Company for the consulting services it provides to the Company through June 1997 and was granted warrants to purchase a total of 30,000 shares of the Company's Common Stock at $2.34 per share, which warrants include "piggyback" registrations right on the underlying shares of Common Stock.

     Allen & Company, Inc. On June 21, 1995, the Company entered into an Agreement with Allen & Company, Inc. ("Allen") that extended through June 20, 1996, whereby Allen provided services to the Company in exchange for warrants to purchase 1,000,000 shares of the Company's Common Stock exercisable at $2.25 per share. The fair market value of the Company's Common Stock on June 21, 1995 was $2.63 per share. The Company recorded $375,000 of consulting expense associated with this Agreement, of which $273,400 was deferred as of September 30, 1995 and recognized as expense during fiscal 1996. In addition, as part of this Agreement, the Company paid Allen $37,500 in cash per quarter. These warrants expire on June 21, 2000 if not exercised by Allen. This Agreement expired on June 20, 1996.

     Daliz Associates. On April 1, 1994, the Company entered into a Consulting Agreement with Daliz Associates ("Daliz"), whereby Daliz agreed to provide certain consulting services to the Company in exchange for a total of 216,000 shares of the Company's Common Stock. For various reasons, the Company and Daliz terminated that Consulting Agreement by an Agreement dated effective as of February 1, 1995. Pursuant to the February 1, 1995 Agreement, and during the fiscal year ended September 30, 1995, the Company paid Daliz $150,000 in cash and issued a total of 140,000 shares of the Company's Common Stock in settlement of the Company's obligations under the April 1, 1994 Consulting Agreement. The February 1, 1995 Agreement required the Company to pay Daliz $5,000 per month and issue a total of 2,000 shares of the Company's Common Stock per month for the services provided to the Company thereunder. The February 1, 1995 Agreement expired on January 31, 1996. Effective February 1, 1996, the Company extended the Agreement through January 31, 1997 and agreed to pay Daliz $5,000 per month and issue a total of 2,000 shares of the Company's Common Stock per month. The Company recorded consulting expense totaling $117,400, $76,800 and $1,104,000 in fiscal 1996, 1995 and 1994, respectively, under those Agreements.

     Replicate Management Group. On July 26, 1995, the Company entered into an Agreement with Replicate Management Group ("Replicate Management") that extended through June 30, 1996, whereby Replicate Management provided services to the Company in exchange for warrants to purchase a total of 175,000 shares of the Company's Common Stock at $2.00 per share. The fair market value of the Company's Common Stock on July 26, 1995 was $2.00 per share. The Company did not recognize any consulting expense related to this Agreement. These warrants expire on July 26, 1998 if not exercised by Replicate Management.

     David Pomerantz. On February 1, 1995, the Company entered into an Agreement with David Pomerantz that extended through December 31, 1995, whereby Mr. Pomerantz provided services to the Company in exchange for a total of 60,000 shares of the Company's Common Stock. The Company recorded $140,000 of consulting expense associated with this Agreement, of which $38,200 was deferred as of September 30, 1995 and recognized as expense in fiscal 1996.

     AAM Group, Inc. On August 11, 1995, the Company entered into an Agreement with AAM Group, Inc. that extended through February 10, 1996, whereby AAM Group, Inc. provided services to the Company in exchange for a total of 90,000 shares of the Company's Common Stock. The Company recorded $225,000 of consulting expense associated with that Agreement.

     David O. Lucas, Ph.D. On June 21, 1995, the Company entered into an Agreement with David O. Lucas, Ph.D., a member of the Company's Scientific Advisory Board ("Lucas"), that extended through December 31, 1995, whereby Lucas provided services to the Company in exchange for 4,000 shares of the Company's Common Stock. The Company recorded $16,000 of consulting expense associated with this Agreement, of which $8,000 was deferred as of September 30, 1995 and was recognized as expense as the services were performed. The June 21, 1995 Agreement also required the Company to pay Lucas $5,000 per month through December 31, 1995 for the services provided to the Company thereunder.

     Alan Sarroff. On January 1, 1995, for $10,000 in cash and certain consulting services provided to the Company by Alan Sarroff, the Company issued warrants to purchase 250,000, 125,000 and 125,000 shares of Common Stock at $2.375 (the fair market value of the Company's Common Stock on the date of a grant), $4.00 and $6.00 per share, respectively. During fiscal 1996, the Company modified the exercise price of the warrants to purchase 125,000 shares at $4.00 and of the warrants to purchase 125,000 shares at $6.00, both to an exercise price of $3.00 per share. The expiration date of both of those warrants was also extended to August 1, 2001.

     Barretto Pacific Corporation. Effective September 12, 1996, the Company entered into a six-month Consulting Agreement with Barretto Pacific Corporation ("Barretto") to provide investment advisory services. Under the Consulting Agreement, the Company agreed to pay $90,000 in cash and issued options to purchase a total of 50,000 shares of the Company's Common Stock at $2.38 per share. These options are currently exercisable. The Company also issued options to purchase a total of 50,000 shares of its Common Stock at $3.38 per share. The Company recorded consulting expense of $35,500 relating to the options, of which approximately $32,500 is deferred as of September 30, 1996 and will be recognized over the remaining term of the Consulting Agreement. By letter dated November 1, 1996, the Company notified Barretto that it is cancelling this Consulting Agreement and notified Barretto that it has until December 12, 1996 to exercise those options.

     Allen Lewin. On May 1, 1996, the Company entered into an Agreement with Allen Lewin to provide consulting services to the Company. In connection with this Agreement, Mr. Lewin was granted warrants to purchase a total of 100,000 shares of the Company's Common Stock at $2.38 per share. The Company recorded consulting expense of $110,000 related to the issuance of these warrants.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) Documents filed as part of this Form 10-K:

     1.   Financial Statements (included in Part II, Item 8)

          Consolidated Balance Sheets as of September 30, 1996 and 1995

          Consolidated Statements of Operations for the Years Ended
          September 30, 1996, 1995 and 1994 and for the Period from Inception to September 30, 1996

          Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 1996, 1995 and 1994 and for the Period from Inception to September 30, 1996

          Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994 and for the Period from Inception to September 30, 1996.

          Notes to Consolidated Financial Statements

     2. Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

     3.   Exhibits: The following Exhibits are filed with this Form 10-K:

          Exhibit No.      Description of Exhibit

          3.1      Amended and Restated Articles of Incorporation

          3.2      Amended and Restated Bylaws (adopted March 22, 1996)

          3.3 Certificate and Statement of Determination of Rights and Preferences of Series A 10% Cumulative Convertible Preferred Stock

          3.4 Certificate and Statement of Determination of Rights and Preferences of Series B 10% Cumulative Convertible Non-Voting Preferred Stock

          3.5 Certificate and Statement of Determination of Rights and Preferences of Series D 8% Cumulative Convertible Non-Voting Stock

          3.6 Certificate of Amendment to the Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock

          3.7 Certificate and Statement of Determination of Rights and Preferences of Series C 8% Cumulative Convertible Non-Voting Preferred Stock

          4.1**    Form of Common Stock Certificate

          4.3** Form of Series A 10% Cumulative Convertible Preferred Stock Certificate

          4.4* Form of Series B 10% Cumulative Convertible Preferred Stock Certificate

          4.5# Form of Series D 8% Cumulative Convertible Preferred Stock Certificate

          4.6 Form of Series C 8% Cumulative Convertible Preferred Stock Certificate

          10.37**  Genesis Investment Corporation Agreement

          10.38*   Berkeley Securities Corporation Consulting Agreement

          10.39*** Daliz Associates Agreement

          10.40**  Sovran Financial Corporation Consulting Agreement

          10.41**  Ladenburg, Thalmann & Co. Inc. Agreement

          10.42**  William Baquet Business Consulting Agreement

          10.43*   Office Lease Agreement

          10.44*   Volu-Sol Stipulation and Order Regarding Lease
                   Extension

          10.45*   Norman Rothstein Consulting Agreement

          10.46*   Daliz Associates Consulting Agreement

          10.47* Salt Lake Clinic Research Foundation Statement of Agreement (Protocol No. IMC-94-001)

          10.48* Salt Lake Clinic Research Foundation Statement of Agreement (Protocol No. IMC-94-002)

          10.49*   Allan H. Barker Indemnification Agreement

          10.50*   Thomas Q. Garvey, III Indemnification Agreement

          10.51*   St. Luke's-Roosevelt Hospital Center Statement of Agreement

          10.52*   Michael G. Acton Agreement

          10.53*   Frank A. Eldredge Agreement

          10.54*   James Dalton Agreement

          10.55*   Genesis Investment Corporation Promissory Note

          10.56*   James E. Cannon Promissory Note

          10.57*   Ronald L. Wigington Promissory Note

          10.58*   Ronald L. Wigington Amended Promissory Note

          10.59*   Royden G. Derrick Promissory Note

          10.60#   Amended License Agreement with PTI

          10.61#   Commercial and Industrial Lease--Volu-Sol, Inc.

          10.62#   Agreement with Daliz Associates (February 1, 1995)

          10.63#   Agreement with Sovran Financial Corporation (February 1,
                   1995)

          10.64#   Agreement with Norman Rothstein (May 8, 1995)

          10.65#   Agreement with James Dalton (April 1, 1995)

          10.66#   Agreement with Allen & Company, Inc. (June 21, 1995)

          10.67#   Agreement with Allen Sarroff

          10.68#   Agreement with Replicate Management Group (July 25, 1995)

          10.69#   Compensation Contract with E. Wayne Nelson (August 1, 1995)

          10.70#   Agreement with Robert Pomerantz (August 1, 1995)

          10.71#   Agreement with David Pomerantz (February 1, 1995)

          10.72#   Agreement with AAM Group, Inc. (August 11, 1995)

          10.73#   Agreement with David Lucas (June 1995)

          10.74#   Offshore Securities Subscription Agreement (Series D
                   Preferred)

          10.75#   Non-Negotiable Promissory Note (Series D Preferred)

          10.76#   Agreement with Ladenberg, Thalmann & Co., Inc. (February 1,
                   1995)

          10.77#   1995 Stock Incentive Plan

          10.78#   Invoice from Robert J. Pomerantz (January 19, 1995)

          10.79#   Employment Agreement with Michael G. Acton (May 4, 1995)

          10.80# Incentive Stock Option Agreement with Michael G. Acton (May 4, 1995)

          10.81# Consulting Agreement with David O. Lucas (August 30, 1994) (including June 19, 1995 Amendment to Consulting Agreement)

          10.82#   Amended 1995 Stock Incentive Plan

          10.83#   Non-Qualified Stock Option Agreement with Christopher D.
                   Illick

          10.84#   Schedule Identifying Other Non-Qualified Stock Option
                   Agreements

          10.85#   Incentive Stock Option Agreement with Frank A. Eldredge

          10.86#   Schedule Identifying Other Incentive Stock Option Agreements

          10.87# Letter Agreement with Bruce M. Kartchner (Extended Computerware, Inc.)

          10.88# Addendum to Fee Schedule with Lora Lea Mock (Professional Recruiters, Inc.)

          10.89#   Employment Agreement with Etta Jane Bechtel

          10.90#   Consulting Agreement with David Zuchero (Zuchero &
                   Associates)

          10.91#   Consulting Contract with E. Wayne Nelson

          10.92# Business Consulting Agreement with Robert J. Pomerantz (August 15, 1995)

          10.93# Loan and Consulting Agreement with Summit Financial Marketing, Inc. (August 14, 1995)

          10.94#   Agreement with Commonwealth Associates (May 18, 1995)

          10.95    Lease Agreement with Young Electric Sign Company

          10.96    Employment and Non-Competition Agreement with David G.
                   Derrick

          10.97    Form of Registration Rights Agreement (Series C Preferred)

          10.98 Form of Investor Questionnaire and Subscription Agreement (Series C Preferred)

          10.99    401(k) Plan

          10.100 First Amendment to Stock Purchase Warrant - A.L. Sarroff (Warrant B-1000)

          10.101 First Amendment to Stock Purchase Warrant - A.L. Sarroff (Warrant C-1000)

          10.102   Commercial and Industrial Lease with RJF Companies, Ltd.

          10.103   Barretto Letter Agreement

          10.104   ADUN & Company Purchase Agreement

          10.105   Agreement with Clinimetrics Research Associates

          10.106 David G. Derrick Non-Qualified Stock Option Agreement (600,000 shares)

          10.107   Commercial and Industrial Lease - Volu Sol, Inc.

          10.108   License Agreement with Biomed Patent Development LLC

          10.109   Letter Agreement with Aurora Consultants, LLC

          10.110   Letter Agreement with Aurora Capital Corp.

          10.111 Termination and Mutual Release Agreement with Aurora Capital Corporation and Aurora Consultants, L.L.C.

          10.112 First Amendment to Amended License Agreement with Protein Technology, Inc.

          23       Consent of Arthur Andersen LLP

          27       Financial Data Schedule

-------------------

# Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1995.

* Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and the two month period ended November 30, 1993.

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

     (B) Reports filed on Form 8-K during the last quarter of the fiscal year ended September 30, 1996: None.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of November, 1996.

                                    BIOMUNE SYSTEMS, INC.
                                    (Registrant)

                                    By:    /s/  David G. Derrick
                                       _________________________
                                         David G. Derrick
                                    Its: Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                    Title                      Date

/s/ David G. Derrick          Chief Executive Officer and      November 15, 1996
-------------------------     Chairman of the Board of
David G. Derrick              Directors (Principal Executive
                              Officer)

/s/ James J. Dalton           Vice Chairman of the Board       November 15, 1996
-------------------------
James J. Dalton

/s/ Milton G. Adair           Director and President           November 15, 1996
-------------------------
Milton G. Adair

/s/ Michael G. Acton          Chief Financial Officer and      November 15, 1996
-------------------------     Controller (Principal Financial
Michael G. Acton              and Accounting Officer)

/s/ Aaron Gold                Director                         November 15, 1996
-------------------------
Aaron Gold

/s/ Charles J. Quantz         Director                         November 15, 1996
-------------------------
Charles J. Quantz

/s/ Thomas Q. Garvey III      Director                         November 15, 1996
-------------------------
Thomas Q. Garvey III

/s/ Christopher D. Illick     Director                         November 15, 1996
-------------------------
Christopher D. Illick