Form 10-Q
period 1996-12-31
BIOMUNE SYSTEMS INC
filed 1997-02-14
CIK 714634

Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


                         2401 South Foothill Drive
                      Salt Lake City, Utah 84109-1405
                               (801) 466-3441
       (Address and telephone number of principal executive offices)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No __

Indicate the number of shares outstanding of each of the issuer s classes of Common Stock, as of the latest practicable date.

                                               Outstanding as of January
                    Class                               31, 1997

 Common Stock, $0.0001 par value                      22,634,394
 Series A 10% Cumulative Convertible
   Preferred Stock, $0.0001 par value                     85,403 (1)

 Series B 10% Cumulative Convertible
   Non-Voting Preferred Stock,                            12,058 (1)
   $0.0001 par value
                                                           3,350 (1)
 Series C 8% Cumulative Convertible
   Non-Voting Preferred Stock,
   $0.0001 par value

(1) Series A, Series B, and Series C Cumulative Convertible Preferred Stock have been included because such shares may be converted at any time into shares of Common Stock.


                                Page 1 of 47



                                   INDEX


                                                                       Page
                                                                        No.

PART I.      FINANCIAL INFORMATION

             Item 1.   Financial Statements

                  Unaudited Condensed Consolidated Balance
                  Sheets as of December 31, 1996 and
                  September 30, 1996                                      3

                  Unaudited Condensed Consolidated
                  Statements of Operations for the three
                  months ended December 31, 1996 and
                  December 31, 1995                                       5

                  Unaudited Condensed Consolidated Statements of Cash
                  Flows for the three months ended December 31, 1996
                  and December 31, 1995                                   6

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements                                              8

             Item 2.   Management s Discussion and
                       Analysis of Financial
                       Condition and Results of
                       Operations                                        11

PART II.     OTHER INFORMATION                                           17

PART I - ITEM 1


                   BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                   ASSETS

                                    December 31,   September 30,
                                        1996           1996
 Current assets:
   Cash and cash equivalents        $6,658,673     $4,192,868
   Accounts receivable, net            137,486         74,784
   Inventories                         472,345        556,742
   Amounts due from related              7,500         15,000
     parties                                --      3,500,000
   Preferred Stock subscription     __________     __________
     receivable

             Total current assets    7,276,004      8,339,394


 Property and equipment, net           472,192        434,205
 Other assets, net                     480,917        498,403
                                    __________     __________

             Total assets           $8,229,113     $9,272,002
                                    ==========     ==========


The accompanying notes are an integral part of these condensed consolidated balance sheets.



                                                                Page 2 of 2

                   BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                     December 31,  September 30,
                                         1996           1996

 Current liabilities:
   Accounts payable and accrued
    liabilities                       $236,387       $351,565
   Preferred Stock dividends
    payable                             80,473         91,199
   Accrued payroll and payroll
    taxes                               62,005         60,451

   Other accrued liabilities            22,906         38,262
                                            --         84,000
   Unearned revenue                   ________       ________
             Total current
             liabilities               401,771        625,477
 Shareholders' equity:

   Convertible Preferred Stock:
             Series A, 85,403 and
             135,589 shares
             outstanding,
             respectively              413,700        652,199
             Series B, 12,058 and
             11,058 shares
             outstanding,
             respectively              178,837        163,837
             Series C, 5,000 shares
             outstanding             4,171,500      4,171,500

 Common Stock, 21,111,312 and
   19,877,034 shares outstanding,
   respectively                          2,111          1,988
 Additional paid-in-capital         28,103,400     26,392,477
 Deficit accumulated during the
   development stage               (24,972,259)   (23,372,299)
 Receivable from sale or issuance
 of Common Stock                      (196,000)            --
 Deferred consulting expense          (757,220)      (246,450)

                                       883,273        883,273
 Outstanding warrants                _________      _________
             Total shareholders'     7,827,342
             equity                  _________      8,646,525
             Total liabilities and  $8,229,113     $9,272,002
    shareholders' equity            ==========     ==========

The accompanying notes are an integral part of these condensed consolidated balance sheets.



                   BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                For the Three Months
                                                  Ended December 31,

                                             1996                1995

 REVENUES                               $   296,167          $   116,258
                                        ___________          ___________
 OPERATING EXPENSES:
   Cost of revenues                         131,093               76,672
   Management, consulting and
     research fees                          721,355              711,845
   Other general and
     administrative                       1,038,491              703,686
                                        ___________          ___________

             Total operating              1,890,939            1,492,203
             expenses                   ___________          ___________

                                         (1,594,772)          (1,375,945)
 LOSS FROM OPERATIONS
                                             75,285               67,160
 INTEREST INCOME                        ___________          ___________

                                         (1,519,487)          (1,308,785)
 NET LOSS
                                            (80,473)             (26,750)
 PREFERRED STOCK DIVIDENDS              ___________          ___________

                                        $(1,599,960)         $(1,335,535)
 NET LOSS APPLICABLE TO                 ===========          ===========
   COMMON SHARES
                                        $      (.08)         $      (.08)
 NET LOSS PER COMMON SHARE              ===========          ===========

                                         20,691,866           17,471,281
 WEIGHTED AVERAGE COMMON                ===========          ===========
   SHARES OUTSTANDING

The accompanying notes are an integral part of these condensed consolidated statements.



                                                                Page 1 of 2

                   BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
              Increase (Decrease) in Cash and Cash Equivalents


                                            For the Three Months
                                             Ended December 31,
                                               1996        1995

 CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net loss                            $(1,519,487)  $(1,308,785)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
       Depreciation and amortization        36,985        43,225
       Issuance of Common Stock and
         warrants for services             214,078       111,516
       Amortization of deferred
         consulting expense                431,750       238,750
       Changes in assets and
         liabilities:
         Accounts receivable, net         ( 62,702)      (14,944)
         Inventories                        84,397       ( 5,239)
         Accounts payable and accrued
           liabilities                    (130,534)       82,642
         Unearned revenue                 ( 84,000)       --
         Accrued payroll and payroll
           taxes                             1,554       ( 9,554)
                                      _____________  ____________

         Net cash used in operating
           activities                  ( 1,027,959)     (862,389)
                                      _____________  ____________
 CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and equipment     ( 57,486)     (129,207)
   Loans to employees                       --           (32,399)
   Net decrease in amounts due from
     related parties                         7,500         50,052
   Advances to related parties             (80,000)       --
                                      _____________  ____________

      Net cash used in investing
        activities                        (129,986)     (111,554)
                                      _____________  ____________
 CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Proceeds from Preferred Stock
     subscriptions receivable            3,500,000       --
   Proceeds from exercise of
     Common Stock warrants                 123,750       --
   Offering costs for Series D
     Preferred Stock                       --           (235,000)
                                      _____________  ____________

      Net cash provided by (used in)
        financing activities          $  3,623,750   $  (235,000)
                                      ============   ============


The accompanying notes are an integral part of these condensed consolidated statements.


                                                                Page 2 of 2

                   BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

              Increase (Decrease) In Cash and Cash Equivalents

                                                  For the Three Months
                                                   Ended December 31,

                                                 1996               1995

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                $2,465,805        $(1,208,943)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF THE PERIOD                               4,192,868          5,206,112
                                              __________        ___________
CASH AND CASH EQUIVALENTS AT END OF
   THE PERIOD                                 $6,658,673        $ 3,997,169
                                              ==========        ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended December 31, 1996, an employee exercised options to purchase 100,000 shares of Common Stock at $1.16 per share, for which the Company accepted payment in the form of a note receivable for $116,000.

During the three months ended December 31, 1996, 15,240 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock were issued as payment of dividends.

During the three months ended December 31, 1996, 65,426 shares of Series A Preferred Stock with a recorded value of $314,699 were converted into 196,278 shares of Common Stock.

During the three months ended December 31, 1995, 16,364 shares of Series A Preferred Stock with a recorded value of $73,638 were converted into 49,092 shares of Common Stock.

On December 29, 1995, the Company entered into a Subscription Agreement for the sale of a total of 5,000 shares of its Series D Preferred Stock for $1,000 per share.



The accompanying notes are an integral part of these condensed consolidated statements.



                   BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

(1)  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

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

(3)  STOCK TRANSACTIONS

     For the three months ended December 31, 1996, 65,426 shares of Series A Preferred Stock with a recorded value of $314,699 were converted into 196,278 shares of Common Stock. During the three months ended December 31, 1996, the Company accrued dividends of $6,723, $3,750 and $70,000 on its outstanding Series A, Series B and Series C Preferred Stock, respectively. Preferred Stock dividends are payable in either additional shares of Preferred Stock or in cash, at the Board of Directors' option. Dividends on Series A and Series B Preferred Stock accrued as of September 30, 1996 totaling $91,199 were paid during the three months ended December 31, 1996 by issuing 15,240 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock.

     During the three months ended December 31, 1996, the Company issued 883,000 shares of Common Stock for services rendered or to be rendered to the Company and recorded expense of $1,156,598 associated with those shares. Of this expense, $942,520 was initially deferred and will be recognized over the term of the related consulting agreements. The Company also has deferred consulting expense related to shares issued under consulting agreements entered into prior to September 30, 1996 as well as from stock warrants issued during fiscal year 1996. These deferred amounts will be recognized over the remaining terms of the agreements as services are provided. Total amortization of these deferred consulting amounts was $431,750 for the three months ended December 31, 1996.

     On December 4, 1996, James J. Dalton, the Vice Chairman of the Board and Senior Vice President of Investor Relations, exercised options to purchase 100,000 shares of Common Stock at $1.16 per share, for which the Company accepted payment in the form of a note receivable for $116,000. This note bears interest at 7%, is full recourse in nature and is due on demand. This note receivable is classified as a reduction in shareholders' equity in the accompanying financial statements.

     During the three months ended December 31, 1996, existing options for 55,000 shares of Common Stock were exercised at $2.25 per share for total proceeds of $123,750.

(4)  STOCK OPTIONS AND WARRANTS

     During the three months ended December 31, 1996, the Company granted options to employees to purchase a total of 447,500 shares of Common Stock at an exercise price of $1.16 per share, which price represented the closing price of the Company's Common Stock on the grant date. The Company amended stock option agreements to adjust the exercise price of all outstanding options held by employees and directors, aggregating 2,214,419 options, to $1.16 per share, which price represented the closing price of the Company's Common Stock at that date.

(5)  RELATED-PARTY TRANSACTIONS

     During the three months ended December 31, 1996, the Company loaned $30,000 to Genesis Investment Corporation and $50,000 to Daliz Associates, entities owned by shareholders of the Company. These loans were made in consideration for the termination of agreements the Company had previously entered into with each of those entities, are non-interest bearing, are due within 90 days and are secured by shares of the Company's Common Stock. These amounts have been classified as a reduction in shareholders' equity in the accompanying financial statements.

(6)  CONSULTING AGREEMENTS

Paramount Marketing Corp.

     On October 23, 1996, the Company entered into a consulting agreement with Paramount Marketing Corp. ("Paramount"), whereby Paramount was issued a total of 108,000 shares of the Company's Common Stock in exchange for consulting services to be provided through September 30, 1997. Paramount is assisting the Company in developing marketing strategies. The shares have "piggy back" registration rights. The Company recorded consulting expense of $125,280 of which $93,960 is deferred as of December 31, 1996 and will be recognized over the remaining term of the consulting agreement.

AAM Group, Inc.

     Effective November 1, 1996, the Company entered into a four-month agreement with AAM Group, Inc. ("AAM") whereby AAM has agreed to provide consulting services, consisting primarily of introducing the Company to potential business partners, in exchange for 30,000 shares of the Company's registered Common Stock. The Company recorded consulting expense of $72,300 of which $43,380 is deferred as of December 31, 1996 and will be recognized over the remaining term of the agreement.

Medefin Incorporated

     On October 23, 1996, the Company entered into a consulting agreement with Medefin Incorporated ("Medefin"), whereby Medefin was issued a total of 300,000 shares of the Company's Common Stock in exchange for consulting services to be provided through September 30, 1997. Medefin is assisting the Company in developing marketing strategies. The shares have "piggy back" registration rights. The Company recorded consulting expense of $348,000 of which $261,000 is deferred as of December 31, 1996 and will be recognized over the remaining term of the consulting agreement.

J.R. Axelrod and Company

     On October 23, 1996, the Company entered into a consulting agreement with J.R. Axelrod and Company ("Axelrod") whereby Axelrod was issued a total of 180,000 shares of Common Stock in exchange for consulting services, consisting primarily of investment advisory services, to be provided through September 30, 1997. The shares have "piggy back" registration rights. The Company recorded consulting expense of $208,800 of which $156,600 is deferred as of December 31, 1996 and will be recognized over the remaining term of the consulting agreement.

Consolidated General Ltd.

     On October 23, 1996, the Company entered into a consulting agreement with Consolidated General Ltd. ("Consolidated") whereby Consolidated was issued a total of 200,000 shares of Common Stock in exchange for consulting services, consisting primarily of financial advisory and investment banking services, to be provided through October 23, 1997. The shares have "piggy back" registration rights. The Company recorded consulting expense of $232,000 of which $174,000 is deferred as of December 31, 1996 and will be recognized over the remaining term of the consulting agreement.

(7)  SUBSEQUENT EVENT

     On January 16, 1997, 1,650 shares of Series C Preferred
Stock were converted into 1,523,082 shares of the Company's Common Stock.



PART I - ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below.

General

     Biomune Systems, Inc. (the "Company") is a development stage nutraceutical and biopharmaceutical company that is engaged in the business of research, development, production and marketing of nutraceutical food supplements and biologic pharmaceutical products derived from the Biomune Whey Protein Technology (the "BWPT"). The Company is conducting its nutraceutical operations through its wholly-owned subsidiary Optim Nutrition, Inc. ("Optim Nutrition"), while the pharmaceutical product research and development is being conducted directly by the Company. Nutraceutical products are food supplements that are derived from a food base and marketed as a beneficial source of nutrients to promote good health in humans. The Company's primary emphasis and focus to date has been on commercializing one or more nutraceutical products and on the research and development of biologic pharmaceutical products, with the goal of commercializing one or more pharmaceutical products. However, the Center for Biologics Evaluation and Research at the United States Food and Drug Administration (the "FDA") has notified companies doing research in the biologics area that it would like such companies to conduct additional studies on their products to identify which component is responsible for the biological activity of their product, to the extent such data was not developed during preclinical investigations. Because the FDA strongly encourages companies to provide such data in order to support their potency claims, the Company is currently in the process of compiling this data for submission to the FDA and will continue with the clinical trials on its BWPT-301(TM) and BWPT-302(TM) product candidates. While a several month delay in the clinical trials on BWPT-301(TM) and BWPT-302(TM) will result from the FDA's request, the Company views that request as routine in nature. Moreover, while those additional studies are being conducted, the Company nevertheless is proceeding ahead as planned with the marketing and commercialization of its first nutraceutical product. Management believes that the introduction of OPTIMUNE(TM), the Company's first nutraceutical product, will allow the Company to begin generating cash flow in the short-term while it continues with the research and development of its pharmaceutical products.

     Nutraceutical Products.  Based upon the results of and the information obtained from clinical trials and other studies involving the Company's protein whey concentrate (the "Base Product") and BWPT-301(TM), the Company, through Optim Nutrition, developed and is now marketing OPTIMUNE(TM), the Company's first nutraceutical product. The Company began marketing OPTIMUNE(TM) in July 1996, and is now marketing that product in the United States and certain regions of Africa. OPTIMUNE(TM), which is based on the BWPT, is being marketed to nutritionally-stressed individuals with immune-compromised conditions as a product to improve immune function and assist with weight gain and the maintenance of a healthy weight. Optim Nutrition generated limited revenues from the sale of OPTIMUNE(TM) during
the first quarter of fiscal year 1997.   Optim Nutrition is conducting
nutritional studies on OPTIMUNE(TM) at various sites for its effect against chronic weight loss in immune compromised humans. A study at two sites in the San Francisco bay area (St. Francis Memorial Hospital and the East Bay AIDS Clinic) has been completed. Twenty-nine subjects out of 35 completed the six week study. Overall patient weight for all 29 subjects increased an average 1.5 pounds during the study. Body weight increased for 22 patients (75.9%), decreased for five patients (17.2%) and remained constant for two patients (6.9%). In total, 83% of the individuals in the study either gained weight or maintained the weight they had upon entry into the study. Gaining and maintaining weight were both considered advantageous by the Company because the patient population had a history of losing weight, and were each at least 10% below their ideal body weight prior to entering the study. Out of the 22 patients who gained weight, the average increase was 3.5 pounds, with the highest gain being 13 pounds. A quality of life profile was taken at the conclusion of the study, and 83% of the subjects reported feeling better. In addition, the investigators believed that 87% of the subjects had improvement over the course of the six week study. Out of the 22 patients who gained weight, 13 gained body cell mass (muscle), with an average increase of 1.45 pounds, with the highest gain being 7.1 pounds. In addition, Dr. Donald P. Kotler at St. Lukes-Roosevelt Hospital Center in New York City, New York is studying the metobolic activity in
people with AIDS.   Other sites located in California, Florida, New York
and Oklahoma have begun less rigorous studies. These studies are designed to yield anecdotal corroborating data of the previous studies and to provide new data that may encourage the Company to engage in additional expanded rigorous studies and to introduce potential customers to OPTIMUNE(TM). There can be no assurance that this or any other nutraceutical study will be successful or will be successfully completed in a timely manner.

     While FDA approval is not required to commence the marketing and sale of nutraceutical products, in order to make broad and non-specific claims regarding the benefits of using a particular nutraceutical product, studies must be conducted to substantiate those claims. In addition, the Company's products must be appropriately labeled in accordance with the Dietary Supplement Health and Education Act of 1994 (the "Dietary Supplement Act"). At any time subsequent to a company's com-mencement of marketing of a nutraceutical product, both the FDA and the United States Federal Trade Commission (the "FTC") have the right to review the accuracy of the product claims being made by requiring the production of the study results. A company marketing nutraceutical products cannot make claims such as the ability of a product to cure a particular disease. Rather, claims must be broadly made and may not be made with respect to diagnosis, treatment, cure, mitigation or prevention of a specific disease.

     Pharmaceutical Products.  The Company also believes that
the BWPT may be utilized to develop pharmaceutical products to treat various gastrointestinal and infectious diseases in humans. The Company has filed Investigational New Drug Applications ("IND") with the FDA, the United States government agency that regulates drugs for humans, on two biological pharmaceutical candidates developed from the BWPT: (a) BWPT-301(TM), which the Company believes may prevent and/or treat cryptosporidiosis, a gastrointestinal disease caused by the cryptosporidium parvum microorganism that causes acute and severe diarrhea in humans, and
(b) BWPT-302(TM), which the Company believes may be used in the treatment of infection by the life-threatening bacteria Escherichia coli, strain 0157:H7 ("E. coli, strain 0157:H7"), a disease that causes severe bloody diarrhea, and in children, a hemolytic uremic syndrome associated with a high risk of permanent kidney damage. At the FDA's request, the Company is currently conducting additional clinical studies on BWPT-301(TM) in order to identify which component is responsible for the distinctive biological activity in that product candidate. The FDA has told the Company that an important aspect of the licensure process is the evaluation of the potency of the product and the test or tests that are used to assess potency. "Potency" refers to the specific ability of a product to effect a given result. The Company anticipates continuing its Phase II clinical trials on its BWPT-301(TM) product candidate upon the completion of the potency studies currently being conducted, and now anticipates that those Phase II clinical trials will be completed in approximately 1998. Assuming those Phase II clinical trials are successful, the Company anticipates that it will commence Phase III clinical trials on BWPT-301(TM) possibly as early as mid-1999. In addition, the Company has concluded its Phase I clinical trials on its BWPT-302(TM) product candidate and, after the analysis of the data from those trials, is planning to commence a Phase I/II clinical trial in approximately mid-1998 to continue gathering data on the safety and tolerance of that product and to begin evaluating the efficacy of BWPT-
302(TM).   The Company has generated no revenues from the sale of any biological pharmaceutical drugs or drug candidate to date and does not anticipate any revenues from any pharmaceutical product until approximately 1999 at the earliest.

     Based on the results of Phase I and Phase II clinical trials that were conducted using the Company's BWPT-301(TM) product candidate, the Company believes that products developed based on the BWPT may be successful in improving and promoting gastrointestinal health, especially in (i) people who are HIV positive or have AIDS, (ii) immune-compromised patients such as those undergoing high-dose antibiotic or chemotherapy treatment and (iii) post-surgical and chronic care patients. Some of the other diseases or microbial infections that the Company believes may be preventable and/or treatable include certain infectious bacteria known to be enteric pathogens (including, for example, Helicobacter pylori, Clostridium difficile, Campylobacter jejuni, Yersinia enterocolitica and Staphylococcus aureus, and possibly certain non-infectious immunologically-based syndromes, diseases and other conditions (including, for example, certain cancers, such as prostate cancer, arthritis, irritable bowel syndrome and acne).

     The Company has a variety of studies and clinical trials on its pharmaceutical products underway and planned, although the timing of certain of those studies will be delayed as the Company continues to focus its efforts on OPTIMUNE(TM) and other possible nutraceutical products. These studies include studies to further the basic knowledge about the BWPT and to fully characterize the activities of the Base Product and its components and parameters for formulation and use. At least one study will address pharmacokinetics. Studies at universities and hospital sites are testing for various activities against selected disease organisms. Several human clinical trials have been completed to test the safety and tolerance of the BWPT. Other clinical trials are assessing dose ranges and effects. Still others will measure the efficacy of BWPT-301(TM) against cryptosporidiosis in people who are also infected with the HIV virus or have AIDS. Additional clinical trials are anticipated to be undertaken in the future to conclude the dose ranging considerations and prepare for the clinical trials that will assess the efficacy of BWPT-302(TM) against E. coli, strain 0157:H7. Additional studies on E. coli, strain 0157:H7, are also anticipated for the future.

     Other Products and Technology.

     Through the Company's wholly-owned subsidiary, Volu-Sol, Inc. ("Volu-Sol"), the Company is engaged in the manufacture and distribution of medical diagnostic stains. Moreover, in October 1996, Volu-Sol entered into a contract with GG&B Engineering, Inc., whereby Volu-Sol will purchase from GG&B Engineering and resell an instrument that will only use the proprietary Volu-Sol diagnostic stains. The Company has and continues to receive revenues from the sale of Volu-Sol's traditional medical diagnostic stains.

     In addition, the Company owns the rights to certain medical waste technologies, which consist of (a) a device for the sterilization and decontamination of medical devices and wastes, (b) a bioremediation process to detoxify and degrade hazardous substances and (c) a device and process for the safe treatment of used medical stains. During fiscal year 1996, the Company granted a license to a third party, Biomed Patent Development L.L.C., to use the technology related to the medical sterilization and decontamination device in return for certain royalties.

     All forward-looking statements contained herein are deemed by the Company to be covered by and to quality for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). For purposes of this report, words or phrases such as "will likely result," "expects," "intends," "will continue," "is anticipated," "estimates," "projects" and similar expressions are intended to identify forward-looking statements within the meaning of the 1995 Act. Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. Investors and prospective investors are referred to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 for a more detailed discussion of the factors that could cause actual results to differ. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company and its subsidiaries, Optim Nutrition and Volu-Sol. The forward-looking statements and associated risks set forth herein relate to (i) the commercialization of OPTIMUNE(TM) or any other nutraceutical product by Optim Nutrition; (ii) production efficiencies and increased gross margin from Volu-Sol; (iii) the total research and development, general and administrative and other direct costs associated with obtaining final FDA approval on BWPT-301(TM) and BWPT-302(TM); (iv) the dollar amount to be expended during fiscal years 1997 and 1998 on the BWPT-301(TM) clinical trials and the BWPT-302(TM) clinical trials; (v) the estimated date of receipt of final FDA approval on BWPT-301(TM) and BWPT-302(TM); (vi) the estimated commencement date of Phase III clinical trials and the completion of those clinical trials on BWPT-301(TM); and (vii) the Company having sufficient cash to fund its projected operations and budgeted research and development for fiscal 1997. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, (a) that the efficacy of BWPT-301(TM) will be established during the ongoing Phase II clinical trials and the contemplated Phase III clinical trials; (b) that the Company will be able to successfully undertake and complete clinical trials on BWPT-302(TM); (c) that the Company will be able to continue to market and successfully commercialize OPTIMUNE(TM); (d) that the Company will be able to successfully develop and commercialize the BWPT; (e) that the Company will need to conduct additional Phase II clinical trials on BWPT-301(TM) and may need to conduct clinical trials that are different from those that have been conducted to date or that are currently contemplated by the Company; and (f) that the Company will be able to timely and properly quantify and analyze the data derived from its on going clinical trials on its pharmaceutical product candidates and the studies on its nutraceutical product candidates. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the results of the clinical trials and product studies, and the time and money required to successfully complete those clinical trials and studies, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company and its management. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. This is particularly true given the dynamic nature of the process in which the Company is involved with respect to OPTIMUNE(TM), BWPT-301(TM) and BWPT-302(TM). Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revision. Based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure plans or other budgets, the Company's results of operations could be adversely impacted. In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of any such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company or of either of its subsidiaries will be achieved.

Results of Operations

Comparison of the three months ended December 31, 1996 with the three months ended December 31, 1995

     During the three months ended December 31, 1996, the Company had revenues of $296,167 compared to $116,258 for the comparable three month period ended December 31, 1995. Of the total revenues generated for the three months ended December 31, 1996, $110,762 were generated by Volu-Sol, $140,405 were generated by Optim Nutrition and $45,000 in royalties were received from the license of the medical sterilization and decontamination device. All of the revenues generated for the three months ended December 31, 1995 were derived from Volu-Sol. Cost of sales for Volu-Sol was $79,571 and cost of sales for Optim Nutrition was $51,522 for the three month period ended December 31, 1996 compared to cost of sales of $76,672 for Volu-Sol for the same period in 1995.

     Management, consulting and research fees were $721,355 for the three months ended December 31, 1996, as compared to $711,845 for the three months ended December 31, 1995. General and administrative expenses increased from $703,686 for the three months ended December 31, 1995 to $1,038,491 for the three months ended December 31, 1996. Those increases were primarily due to the Company s efforts to further develop and market OPTIMUNE(TM).

     Interest income was $75,285 for the three months ended
December 31, 1996 and resulted from the investment of the Company s cash proceeds from the sale of shares of Preferred Stock.

     The net loss applicable to common shares increased from $1,335,535 for the three months ended December 31, 1995 to $1,599,960 for the three months ended December 31, 1996. The increase in the net loss applicable to common shares was primarily attributable to the increased level of activity in developing and marketing OPTIMUNE(TM). The Company expects to incur a net loss for fiscal year 1997. While the Company is not at this time able to forecast the expected net loss for fiscal year 1997, that net loss could exceed the net loss incurred for fiscal year 1996. The factors that will dictate the size of the Company's net loss for fiscal 1997 include the cost of further developing the BWPT, required expenditures for clinical trials on BWPT-301(TM), required expenditures for the clinical trials on BWPT-302(TM), required expenditures for the nutritional studies on OPTIMUNE(TM) and the associated development and marketing costs related to OPTIMUNE(TM).

Liquidity and Capital Resources

     The Company is currently unable to finance its operations from its cash flows from operating activities. Substantial funds and time will be required to complete clinical trials on BWPT-301(TM) (assuming efficacy is established during the Phase II clinical trials), to undertake and complete the necessary clinical trials on BWPT-302(TM), to obtain regulatory approval for and to commercialize the BWPT, to achieve profitability in Volu-Sol's operations and to continue the marketing effort on OPTIMUNE(TM). Because revenue-generating activities are not in place at significant levels and because the Company will require significant capital to accomplish the objectives set forth above, additional equity and/or debt funding will most likely be required, although such funding may not be available or may not be available on terms acceptable to the Company and its management.

     As of December 31, 1996, the Company had current assets of $7,276,004 and positive working capital of $6,874,233, as compared to current assets of $8,339,394 and positive working capital of $7,713,917 as of September 30, 1996. This decrease in the Company's current assets and positive working capital was due to the net loss for the three months ended December 31, 1996.

     During the three months ended December 31, 1996, the Company s operating activities used $1,027,959 of cash, compared with $862,389 of cash used for operating activities during the same three month period in 1995. This increase was the result of increased costs associated with the marketing of OPTIMUNE(TM).

     Management intends to continue the development of its the BWPT, including products in both the nutraceutical and pharmaceutical markets.

     The Company currently estimates that the total research and development, general and administrative and other direct costs associated with reaching the stage of obtaining final FDA approval on BWPT-301(TM) in treating cryptosporidiosis in people with AIDS, in the aggregate, will approximate $16-$18 million, some of which will be paid in cash and some of which has been and likely will be paid in shares of the Company's Common Stock. As of December 31, 1996, approximately $13 million had been spent
on research and development related to BWPT-301(TM).   An estimated
$200,000 to $400,000 will be expended as clinical trials on BWPT-301(TM) continue. Final FDA approval on BWPT-301(TM) is currently estimated to be received possibly as early as late-calendar 1999.

     Currently, it is estimated that the total research and development, general and administrative and other direct costs associated with reaching the stage of obtaining final FDA approval on BWPT-302(TM) in treating E. coli, strain 0157:H7, will approximate $8-$10 million, some of which will be paid in cash and some of which likely will be paid in shares of the Company's Common Stock. The Company has completed initial Phase I clinical trials and will continue Phase I clinical trials throughout the remainder of fiscal year 1997. As of December 31, 1996, the Company spent approximately $500,000 on the BWPT-302(TM) and anticipates spending approximately $100,000 to $200,000 as clinical trials continue.

     As of December 31, 1996, the Company had spent approximately $726,000 on developing OPTIMUNE(TM). In July 1996, the Company introduced OPTIMUNE(TM) and began marketing efforts of that product through a direct mail program. During the next 12 months the Company anticipates incurring direct costs of approximately $2-$4 million in conducting additional nutritional studies and entering into the private label and wholesale and retail markets.

     The Company cannot currently predict, however, how much of the above referenced expenditures will be paid in cash and how much will be paid in shares of Common Stock. The factors that will impact the actual total research and development, general and administrative and other direct costs associated with OPTIMUNE(TM), BWPT-301(TM) and BWPT-302(TM) include the number of clinical trials or nutritional studies necessary to establish efficacy, the results of the continuing clinical trials and nutritional studies, possible changes in the FDA's regulations and approval processes, and general inflationary factors.

     The Company has no credit facility with any lending institution and no current or long-term debt obligations.

     The Company is continuing to focus on building the sales and profitability of Volu-Sol. However, the Company will be required to fund losses incurred by Volu-Sol if profitability is not achieved.

     The Company currently estimates that it has sufficient cash to fund its projected operations and budgeted research and development for the remainder of fiscal year 1997. The factors that could cause the forward-looking statement contained in the immediately preceding sentence to differ from that projected include catastrophic unanticipated events, dramatic increases in research and development costs, the ultimate cost to conduct the planned nutraceutical studies and the clinical trials on BWPT-301(TM) and BWPT-302(TM), and an adverse judgement in the pending lawsuit filed by Roman Sterlin (see Part II, Item 1 - Legal Proceedings, below).



PART II.       OTHER INFORMATION

Item 1 - Legal Proceedings

     Refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 for a discussion of the legal proceeding captioned Sterling v. Biomune systems, Inc. pending in the United States District Court for the District of Utah, Central Division (civil number 2:95CV-0944G).

Item 2 - Change in Securities

Not applicable

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Submission of Matter to a Vote of Security Holders

Not applicable

Item 5 - Exhibits and Reports on Form 8-K

               (a) Exhibits:

                  10.1 Agreement by and between Biomune Systems, Inc. and
                       Consolidated General, Ltd.
                  10.2 Agreement by and between Biomune Systems, Inc. and
                       AAM Group, Inc.
                  10.3 Agreement by and between Biomune systems, Inc. and
                       J.R. Axelrod and Company
                  10.4 Agreement by and between Biomune Systems, Inc. and
                       Medefin Incorporated
                  10.5 Agreement by and between Biomune Systems, Inc. and
                       Paramount Marketing Corp.
                  10.6 Agreement by and between Volu-Sol and GG&B
                       Engineering, Inc.
                  27   Financial Data Schedule

               (b) Reports on Form 8-K

                  None


                                 SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           BIOMUNE SYSTEMS, INC.
                                (Registrant)


Date:  February 12, 1997     /s/ David G. Derrick
                                      David G. Derrick, Chief Executive
                                      Officer and Chairman of the Board
                                      (Principal Executive Officer)


Date:  February 12, 1997     /s/ Milton G. Adair
                                      Milton G. Adair, President


Date:  February 12, 1997     /s/ Michael G. Acton
                                      Michael G. Acton, Chief Financial
                                      Officer and Controller (Principal
                                      Financial and Accounting Officer)



                               EXHIBIT INDEX

Exhibit Number                  Description                                Page


10.1         Agreement by and between Biomune Systems, Inc. and
             Consolidated General, Ltd. . . . . . . . . . . . . . . . .      20
10.2         Agreement by and between Biomune Systems, Inc. and AAM Group,
             Inc.   . . . . . . . . . . . . . . . . . . . . . . . . . .      23
10.3         Agreement by and between Biomune Systems, Inc. and J.R.
             Axelrod and Company  . . . . . . . . . . . . . . . . . . .      26
10.4         Agreement by and between Biomune Systems, Inc. and Medefin
             Incorporated . . . . . . . . . . . . . . . . . . . . . . .      29
10.5         Agreement by and between Biomune Systems, Inc. and Paramount
             Marketing Corp.  . . . . . . . . . . . . . . . . . . . . .      32
10.6         Agreement by and between Volu-Sol and GG&B Engineering, Inc.    35
27           Financial Data Schedule