Form 10-Q
period 1997-03-31
BIOMUNE SYSTEMS INC
filed 1997-05-15
CIK 714634

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

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


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 21,273,365 as of March 31, 1997.

                              TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION
                                                                                  Page
                                                                                  No.
                                                                                  ___
1.  Financial Statements

       Unaudited Condensed Consolidated Balance Sheets as of
       March 31, 1997 and September 30, 1996                                      3

       Unaudited Condensed Consolidated Statements of Operations for
       the three and six  months ended  March 31, 1997 and 1996                   5

       Unaudited Condensed Consolidated Statements of Cash Flows for
       the six  months ended March 31, 1997 and 1996                              6

       Unaudited Notes to Condensed Consolidated Financial Statements             8

2.     Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                      12


PART II.     OTHER INFORMATION                                                    20

                      BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                     March 31,      September 30,
                                                       1997             1996
                                                    -----------    ---------------
Current assets:
  Cash and cash equivalents                         $5,374,516      $4,192,868
  Accounts receivable, net                             168,963          74,784
  Inventories                                          503,491         556,742
  Amounts due from related parties                     385,000          15,000
  Preferred stock subscription receivable                 -          3,500,000
                                                    ----------      ----------
    Total current assets                             6,431,970       8,339,394

Property and equipment, net                            441,893         434,205
Other assets, net                                      463,454         498,403
                                                    ----------      ----------
    Total assets                                    $7,337,317      $9,272,002
                                                    ==========      ==========























                  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       March 31,         September 30,
                                                         1997                 1996
                                                    ---------------   ------------------

Current liabilities:
  Accounts payable and accrued liabilities          $       206,620   $     351,565
  Preferred Stock dividends payable                         190,753          91,199
  Accrued payroll and payroll taxes                          78,211          60,451
  Other accrued liabilities                                    -             38,262
  Unearned revenue                                             -             84,000
                                                    ---------------   -------------
      Total current liabilities                             475,584         625,477
                                                    ---------------   -------------

Shareholders' equity:
  Convertible Preferred Stock:
     Series A, 72,110 and 135,589 shares
     outstanding, respectively                              349,307         652,199
     Series B, 0 and 11,058 shares outstanding,
     respectively                                              -            163,837
     Series C, 5,000 shares outstanding                   4,920,050       4,171,500
  Common Stock, 21,273,365 and 19,877,034 shares
     outstanding, respectively                                2,127           1,988
  Additional paid-in capital                             28,665,865      26,392,477
  Deficit accumulated during the development stage      (27,341,115)    (23,372,299)
  Deferred consulting expense                              (451,774)       (246,450)
  Related party receivable from sale or issuance of
     Common Stock                                          (166,000)           -
  Common Stock warrants                                     883,273         883,273
                                                    ---------------   -------------
      Total shareholders' equity                          6,861,733       8,646,525
                                                    ---------------   -------------
      Total liabilities and shareholders' equity    $     7,337,317   $   9,272,002
                                                    ===============   =============






                    The accompanying notes are an integral part of these condensed consolidated balance sheets.

                        BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                              (A Development Stage Company)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                     For the Three Months        For the Six Months
                                       Ended March 31,             Ended March 31,
                                       1997         1996         1997           1996
                                  -----------   -----------  -----------    -----------
REVENUES                          $   135,353   $   124,272  $   431,520    $   240,530
                                  -----------   -----------  -----------    -----------
OPERATING EXPENSES:
   Cost of revenues                   100,761        67,164      231,854        143,835
   Management, consulting
        and research fees             763,809       807,097    1,485,164      1,650,192
   Other general and
        administrative                851,010       790,876    1,889,501      1,363,312
                                  -----------   -----------  -----------    -----------
     Total operating expenses       1,715,580     1,665,137    3,606,519      3,157,339
                                  -----------   -----------  -----------    -----------
LOSS FROM OPERATIONS               (1,580,227)   (1,540,865)  (3,174,999)    (2,916,809)
                                  -----------   -----------  -----------    -----------
OTHER INCOME (EXPENSE):
   Interest income                     70,201        82,860      145,486        150,020
   Other, net                            -          (39,165)        -           (39,165)
                                  -----------   -----------  -----------    -----------
     Total other income, net           70,201        43,695      145,486        110,855
                                  -----------   -----------  -----------    -----------
NET LOSS                           (1,510,026)   (1,497,170)  (3,029,513)    (2,805,954)

PREFERRED STOCK:
   Dividends                         (110,280)      (25,165)    (190,753)       (51,915)
   Redemption premium                (748,550)         -        (748,550)          -
                                  -----------   -----------  -----------    -----------
NET LOSS APPLICABLE TO
   COMMON SHARES                  $(2,368,856)  $(1,522,335) $(3,968,816)   $(2,857,869)
                                  ===========   ===========  ===========    ===========
NET LOSS PER COMMON SHARE         $      (.11)  $      (.08) $      (.19)   $      (.16)
                                  ===========   ===========  ===========    ===========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING              21,145,634    18,168,445   20,916,256     17,835,491
                                  ===========   ===========  ===========    ===========









                      The accompanying notes are an integral part of these condensed consolidated statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                 Increase (Decrease) in Cash and Cash Equivalents

                                                              For the Six Months
                                                                Ended March 31,
                                                             1997            1996
                                                         ---------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $ (3,029,513)    $ (2,805,954)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
        Depreciation and amortization                          84,771           82,150
        Issuance of Common Stock and warrants
           for services                                       538,594          243,822
        Amortization of deferred consulting expense           731,930          512,708
        Loss on disposal of fixed assets                         -              39,163
        Exchange of related-party note receivable                -             125,662
        Changes in assets and liabilities:
           Accounts receivable, net                           (94,179)         (50,843)
           Inventories                                         53,251            4,716
           Other assets                                           (24)          (4,683)
           Accounts payable and accrued liabilities          (183,207)          43,924
           Accrued payroll and payroll taxes                   17,760          (13,401)
           Unearned revenue                                   (84,000)            -
                                                         ------------     ------------
           Net cash used in operating activities           (1,964,617)      (1,822,736)
                                                         ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                         (57,485)        (349,771)
   Net payments from (advances to) related parties           (420,000)          43,153
   Loans to employees                                            -             (20,018)
                                                         ------------     ------------
           Net cash used in investing activities             (477,485)        (326,636)
                                                         ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Preferred Stock subscriptions
      receivable                                            3,500,000             -
   Proceeds from exercise of Common Stock warrants            123,750             -
   Proceeds from issuance of Series D Preferred
      Stock and related Common Stock warrants,
      net of offering costs                                      -           2,555,000
                                                         ------------     ------------
           Net cash provided by financing activities        3,623,750        2,555,000
                                                         ------------     ------------


                     The accompanying notes are an integral part of these condensed consolidated statements.

                      BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 Increase (Decrease) in Cash and Cash Equivalents

                                                             For the Six Months
                                                               Ended March 31,
                                                             1997          1996
                                                         -----------   ------------
NET INCREASE IN CASH AND CASH
      EQUIVALENTS                                        $ 1,181,648   $   405,628
CASH AND CASH EQUIVALENTS AT  BEGINNING
      OF THE PERIOD                                        4,192,868     5,206,112
                                                         -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF
      THE PERIOD                                         $ 5,374,516   $ 5,611,740
                                                         ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During the six months ended March 31, 1997, 78,719 shares of Series A Preferred Stock with a recorded value of $379,092 were converted into 236,157 shares of Common Stock, and 12,058 shares of Series B Preferred Stock with a recorded value of $178,837 were converted into 36,174 shares of Common Stock.

     During the six months ended March 31, 1997, 15,240 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock were issued as payment of accrued Preferred Stock dividends.

     During the six months ended March 31, 1997, an employee exercised options to purchase 100,000 shares of Common Stock at $1.16 per share, for which the Company accepted payment in the form of a note receivable for $116,000.

     During the six months ended March 31, 1997, the Company recorded a $748,550 premium to be paid upon the redemption of the Series C Preferred Stock(see Note 8).

     During the six months ended March 31, 1996, 47,757 shares of Series A Preferred Stock with a recorded value of $214,907 were converted into 143,271 shares of Common Stock, and 3,120 shares of Series D Preferred Stock with a recorded value of $2,406,136 were converted into 1,837,310 shares of Common Stock.

     During the six months ended March 31, 1996, 20,494 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock were issued as payment of accrued Preferred Stock dividends.






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

(2) POTENTIAL SPIN-OFF OF VOLU-SOL, INC.

On February 25, 1997, the board of directors approved, subject to finalization and execution of a separation and distribution agreement, the spin-off of its wholly-owned subsidiary, Volu-Sol, Inc., to the Common stockholders of record as of March 5, 1997. The Company intends to seek shareholder approval of the transaction, although such approval is not required. The spin-off is expected to occur during the Company's fourth fiscal quarter. The stockholders are expected to receive one share of Volu-Sol, Inc. common stock for every ten shares of the Company's common stock owned. The Company intends to account for the spin-off as discontinued operations once the separation and distribution agreement has been finalized and once a resolution as to stockholder approval has been determined.

(3)  NET LOSS PER COMMON SHARE

Net loss per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Convertible Preferred Stock, warrants and options outstanding were not included in the computations because any assumption of conversion would be anti-dilutive, thereby decreasing net loss per common share. Preferred Stock dividends and the redemption accretion increase the net loss applicable to common shares for purposes of computing the net loss per common share.

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement is effective for periods ending after December 15, 1997 and early application is prohibited. SFAS No. 128 will require that the Company present basic earnings per share and diluted earnings per share data to replace the current earnings per share information. All prior period earnings per share data must be restated. SFAS No. 128 provides new guidelines expected to simplify the computation of diluted earnings per share. This statement will not have a material impact when adopted.

(4)  PREFERRED STOCK AND COMMON STOCK TRANSACTIONS

For the six months ended March 31, 1997, 78,719 shares of Series A Preferred Stock with a recorded value of $379,092 were converted into 236,157 shares of Common Stock, and 12,058 shares of Series B Preferred Stock with a recorded value of $178,837 were converted into 36,174 shares of Common Stock. During the six months ended March 31, 1997, the Company accrued dividends on its outstanding Series A, Series B and Series C Preferred Stock of $14,013, $6,740 and $170,000, respectively. Preferred Stock dividends are payable in either additional shares of Preferred Stock or in cash, at the option of the Board of Directors. During the six months ended March 31, 1997, dividends on Series A and B Preferred Stock accrued as of September 30, 1996 totaling $91,199 were paid by issuing 15,240 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock.

During the six months ended March 31, 1997, the Company issued 969,000 shares of Common Stock for services rendered or to be rendered to the Company and recorded expense of $1,317,850 associated with those shares. Of this expense, $937,254 was initially deferred and will be recognized over the term of the related consulting agreements. The Company also has deferred consulting expense related to shares issued under consulting agreements entered into prior to September 30, 1996 as well as from stock warrants issued during fiscal 1996. These deferred amounts are being recognized over the terms of the agreements as services are provided. Total amortization of these deferred consulting expenses was $731,930 for the six months ended March 31, 1997.

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

During the six months ended March 31, 1997, existing options for 55,000 shares of Common Stock were exercised at $2.25 per share for total proceeds of $123,750.

(5)  STOCK OPTIONS AND WARRANTS

During the six months ended March 31, 1997, the Company granted options to employees to purchase a total of 447,500 shares of Common Stock at an exercise price of $1.16 per share, which price represented the average of the closing bid and ask price of the Company's Common Stock on the grant date. The Company also amended stock option agreements to adjust the exercise price of all outstanding options held by employees and directors, aggregating 2,214,419 options, to $1.16 per share, which price represented the average of the closing bid and ask price of the Company's Common Stock at that date.

The Company granted warrants to a consultant to purchase a total of 200,000
shares of Common Stock at an exercise price of $2.25.   The Company recognized
expense of $158,000 in connection with the grant of these warrants.

(6)  RELATED-PARTY TRANSACTIONS

During the six months ended March 31, 1997, the Company loaned $30,000 to Genesis Investment Corporation, an entity owned by shareholders of the Company, and $50,000 to Daliz Associates, a shareholder of and a consultant to the Company. These loans were made in consideration for the termination of agreements the Company had previously entered into with each of those entities, are non-interest bearing, short term in duration, and are secured by shares of the Company's Common Stock. The loan to Genesis Investment Corporation was repaid prior to March 31, 1997. The Daliz Associates loan has been classified as a reduction in shareholders' equity in the accompanying financial statements.

During the six months ended March 31, 1997, the Company loaned $385,000 to PB Financial, an entity owned by a shareholder of the Company. The loan is unsecured, bears an annual interest rate of 10 percent and is due on or before June 30, 1997.

(7)  CONSULTING AGREEMENTS

Paramount Marketing Corp.

On October 23, 1996, the Company entered into a consulting agreement with Paramount Marketing Corp. ("Paramount"), whereby Paramount was issued a total of 108,000 shares of the Company's Common Stock in exchange for consulting services to be provided through September 30, 1997. Paramount is assisting the Company in developing marketing strategies. The shares have "piggy back" registration rights. The Company recorded consulting expense of $125,280 of which $62,640 is deferred as of March 31, 1997 and will be recognized over the remaining term of the agreement.

Medifin Incorporated

On October 23, 1996, the Company entered into a consulting agreement with Medifin Incorporated ("Medifin"), whereby Medifin was issued a total of 300,000 shares of the Company's Common Stock in exchange for consulting services to be provided through September 30, 1997. Medifin is assisting the Company in developing marketing strategies. The shares have "piggy back" registration rights. The Company recorded consulting expense of $348,000 of which $174,000 is deferred as of March 31, 1997 and will be recognized over the remaining term of the consulting agreement.

J.R. Axelrod and Company

On October 23, 1996, the Company entered into a consulting agreement with J.R. Axelrod and Company ("Axelrod"), whereby Axelrod was issued a total of 180,000 shares of the Company's Common Stock in exchange for consulting services, consisting primarily of investment advisory services, to be provided through September 30, 1997. The shares have "piggy back" registration rights. The Company recorded consulting expense of $208,800 of which $104,400 is deferred as of March 31, 1997 and will be recognized over the remaining term of the consulting agreement.

Consolidated General Ltd.

On October 23, 1996, the Company entered into a consulting agreement with Consolidated General Ltd. ("Consolidated"), whereby Consolidated was issued a total of 200,000 shares of the Company's Common Stock in exchange for consulting services, consisting primarily of investment advisory and investment banking services, to be provided through October 23, 1997. The shares have "piggy back" registration rights. The Company recorded consulting expense of $232,000 of which $116,000 is deferred as of March 31, 1997 and will be recognized over the remaining term of the consulting agreement.

AAM Group, Inc.

Effective November 1, 1996, the Company entered into a four-month agreement with AAM Group, Inc. ("AAM") whereby AAM provided consulting services, consisting primarily of introducing the Company to potential business partners, in exchange for 30,000 shares of the Company's registered Common Stock. The Company recorded consulting expense of $72,300 during the six months ended March 31, 1997 related to this agreement.

(8)  SUBSEQUENT EVENTS

On April 2, 1997, the Company redeemed 1,500 shares of Series C Preferred Stock for $2,000,000 which was $748,550 greater than the carrying amount of the preferred stock. The excess over the carrying amount of the Series C Preferred Stock of $748,550 was calculated and paid in accordance with the redemption provisions of the Series C Preferred Stock terms and conditions, and has been reflected as an increase in the net loss applicable to common shares in the accompanying 1997 statements of operations.

Effective April 1, 1997, the Company entered into a one-year consulting agreement with Milton G. Adair, the former President of the Company, whereby Mr. Adair has agreed to provide consulting services, in exchange for a monthly fee of $5,000.

In April 1997, the Company entered into a consulting agreement with Laidlaw & Co. ("Laidlaw"), whereby Laidlaw has agreed to provide consulting services, consisting primarily of financial advisory and investment banking services, in exchange for a monthly retainer of $10,000 and warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $1.25 per share. The term of this agreement is for twelve months.













              [The remainder of this page is intentionally left blank.]

PART I - ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below.

OVERVIEW

     Biomune Systems, Inc. and subsidiaries (collectively, the "Company") is a development stage nutraceutical and biopharmaceutical company that is engaged in the business of research, development, production and marketing of nutraceutical food supplements and biologic pharmaceutical products derived from the Biomune Whey Protein Technology (the "BWPT"). The Company is conducting its nutraceutical operations through its wholly-owned subsidiary Optim Nutrition, Inc. ("Optim Nutrition"), while the pharmaceutical product research and development is being conducted by Biomune Systems, Inc. ("Biomune"). Nutraceutical products are food supplements that are derived from a food base and marketed as a beneficial source of nutrients to promote good health in humans. The Company's primary emphasis and focus to date has been on commercializing one or more nutraceutical products and on the research and development of biologic pharmaceutical products, with the goal of commercializing one or more pharmaceutical products. The Center for Biologics Evaluation and Research at the United States Food and Drug Administration (the "FDA") has notified companies doing research in the biologics area that it would like such companies to conduct additional studies on their products to identify which component is responsible for the biological activity of their product, to the extent such data was not developed during preclinical investigations. Because the FDA strongly encourages companies to provide such data in order to support their potency claims, the Company is currently in the process of compiling this data for submission to the FDA and will continue with the clinical trials on its BWPT-301[TM] and BWPT-302[TM] product candidates. While a several month delay in the clinical trials on BWPT-301[TM] and BWPT-302[TM] will result from the FDA's request, the Company views that request as routine in nature. Moreover, while those additional studies are being conducted, the Company nevertheless is proceeding ahead as planned with the marketing and commercialization of OPTIMUNE[TM], its first nutraceutical product. Management believes that the introduction of OPTIMUNE[TM] will allow the Company to begin generating cash flow in the short-term while it continues with the research and development of its pharmaceutical products.

     Nutraceutical Products. Based upon the results of and the information obtained from clinical trials and other studies involving the Company's protein whey concentrate (the "Base Product") and BWPT-301[TM], the Company, through Optim Nutrition, developed and began marketing
OPTIMUNE[TM] in July 1996, and is now marketing that product in the United States and certain regions of Africa. OPTIMUNE[TM], which is based on the BWPT, is being marketed to nutritionally-stressed individuals with immune-compromised conditions as a product to improve immune function and assist with weight gain and the maintenance of a healthy weight. Optim Nutrition generated limited revenues from the sale of OPTIMUNE[TM] during the first six months of fiscal year 1997. Optim Nutrition is conducting nutritional studies on OPTIMUNE[TM] at various sites for its effect against chronic weight loss in immune compromised humans. A study at two sites in the San Francisco bay area (St. Francis Memorial Hospital and the East Bay AIDS Clinic) has been completed. Twenty-nine subjects out of 35 completed the six week study. Overall patient weight for all 29 subjects increased an average 1.5 pounds during the study. Body weight increased for 22 patients (75.9%), decreased for five patients (17.2%) and remained constant for two patients (6.9%). In total, 83% of the individuals in the study either gained weight or maintained the weight they had upon entry into the study. Gaining and maintaining weight were both considered advantageous by the Company because the patient population had a history of losing weight, and were each at least 10% below their ideal body weight prior to entering the study. Out of the 22 patients who gained weight, the average increase was 3.5 pounds, with the highest gain being 13 pounds. A quality of life profile was taken at the conclusion of the study, and 83% of the subjects reported feeling better. In addition, the investigators believed that 87% of the subjects had improvement over the course of the six week study. Out of the 22 patients who gained weight, 13 gained body cell mass (muscle), with an average increase of
1.45 pounds, with the highest gain being 7.1 pounds.  In addition,  Dr. Donald
P. Kotler at St. Lukes-Roosevelt Hospital Center in New York City, New York is studying the metabolic activity in people with AIDS. Other sites located in California, Florida, New York and Oklahoma have begun less rigorous studies. These studies are designed to yield anecdotal corroborating data of the previous studies and to provide new data that may encourage the Company to engage in additional expanded rigorous studies and to introduce potential customers to OPTIMUNE[TM]. There can be no assurance that this or any other nutraceutical study will be successful or will be successfully completed in a timely manner.

     While FDA approval is not required to commence the marketing and sale of nutraceutical products, in order to make broad and non-specific claims regarding the benefits of using a particular nutraceutical product, studies must be conducted to substantiate those claims. In addition, the Company's products must be appropriately labeled in accordance with the Dietary
Supplement Health and Education Act of 1994 (the "Dietary Supplement Act").
At any time subsequent to a company's commencement of marketing of a nutraceutical product, both the FDA and the United States Federal Trade Commission (the "FTC") have the right to review the accuracy of the product clai ms being made by requiring the production of the study results. A company marketing nutraceutical products cannot make claims such as the ability of a product to cure a particular disease. Rather, claims must be broadly made and may not be made with respect to diagnoses, treatment, cure, mitigation or prevention of a specific disease.

     Pharmaceutical Products. The Company also believes that the BWPT may be utilized to develop pharmaceutical products to treat various gastrointestinal and infectious diseases in humans. The Company has filed Investigational New Drug Applications ("IND") with the FDA, the United States government agency that regulates drugs for humans, on two biological pharmaceutical candidates developed from the BWPT: (a) BWPT-301[TM], which the Company believes may prevent and/or treat cryptosporidiosis, a gastrointestinal disease caused by the cryptosporidium parvum microorganism that causes acute and severe diarrhea in humans, and (b) BWPT-302[TM], which the Company believes may be used in the treatment of infection by the life-threatening bacteria coli, strain 0157:H7 ("E. coli, strain 0157:H7"), a disease that causes severe bloody diarrhea, and in children, a hemolytic uremic syndrome associated with a high risk of permanent kidney damage. At the FDA's request, the Company is currently conducting additional clinical studies on BWPT-301[TM] in order to identify which component is responsible for the distinctive biological activity in that product candidate. The FDA has told the Company that an important aspect of the licensure process is the evaluation of the potency of the product and the test or tests that are used to assess potency. "Potency" refers to the specific ability of a product to effect a given result. The Company anticipates continuing its Phase II clinical trials on its BWPT-301[TM] product candidate upon the completion of the potency studies currently being conducted, and now anticipates that those Phase II clinical trials will be completed in approximately 1998. Assuming those Phase II clinical trials are successful, the Company anticipates that it will commence Phase III clinical trials on BWPT-301[TM] possibly as early as mid-1999. In addition, the Company had concluded its Phase I clinical trials on its BWPT-302[TM] product candidate and, after the analysis of the data from those trials, is planning to commence a Phase I/II clinical trial in approximately mid-1998 to continue gathering data on the safety and tolerance of that product and to begin evaluating the efficacy of BWPT-302[TM]. The Company has generated no revenues from the sale of any biological pharmaceutical drug candidate to date and does not anticipate any revenues from any pharmaceutical product until approximately 1999 at the earliest. There is no assurance that the Company will ever receive revenues from these drug candidates or other products in development.

     Based on the results of Phase I and Phase II clinical trials that were conducted using the Company's BWPT-301[TM] product candidate, the Company believes that products developed based on the BWPT may be successful in improving and promoting gastrointestinal health, especially in (i) people who are HIV positive or have AIDS, (ii) immune-compromised patients such as those undergoing high-dose antibiotic or chemotherapy treatment and (iii) post-surgical and chronic care patients. Some of the other diseases or microbial infections that the Company believes may be preventable and/or treatable include certain infectious bacteria known to be enteric pathogens (including, for example, Helicobacter pylori, Clostridium difficile, Campylobacter jejuni, Yersinia enterocolitica and Staphylococcus aureus, and possibly certain non-infectious immunologically-based syndromes, diseases and other conditions (including, for example, certain cancers, such as prostate cancer, arthritis, irritable bowel syndrome and acne).

     The Company has a variety of studies and clinical trials on its pharmaceutical products underway and planned, although the timing of certain of those studies will be delayed as the Company continues to focus its efforts on OPTIMUNE[TM] and other possible nutraceutical products. These studies include studies to further the basic knowledge about the BWPT and to fully characterize the activities of the Base Product and parameters for formulation and use. At least one study will address pharmacokinetics. Studies at universities and hospital sites are testing for various activities against selected disease organisms. Several human clinical trials have been completed to test the safety and tolerance of the BWPT. Other clinical trials are assessing dose ranges and effects. Still others will measure the efficacy of BWPT-301[TM] against cryptosporidiosis in people who are also infected with HIV virus or have AIDS. Additional clinical trials are anticipated to be undertaken in the future to conclude the dose ranging considerations and prepare for the clinical trials that will assess the efficacy of BWPT-302[TM] against E. coli, strain 0157:H7. Additional studies on E.
coli, strain 0157:H7, are also anticipated for the future.

Other Products and Technology

     Through the Company's wholly owned subsidiary, Volu-Sol, Inc. ("Volu-Sol") , the Company is engaged in the manufacture and distribution of medical diagnostic stains. On February 25, 1997, the board of directors approved, subject to finalization and execution of a separation and distribution agreement, the spin-off of Volu-Sol to the stockholders of record of the Company's common stock as of March 5, 1997. The Company expects to seek shareholder approval of the transaction, although such approval is not required. The spin-off is expected to occur during fiscal 1997. The stockholders are expected to received one share of Volu-Sol, Inc. common stock for every ten shares of the Company's common stock owned. The Company intends to account for the spin-off as discontinued operations once a definitive separation and distribution agreement can be finalized and once a resolution as to stockholder approval has been determined.

     The spin-off of Volu-Sol is designed to separate the Company's interests in the medical diagnostic stain and reagent business from its nutritional, pharmaceutical and nutraceutical research, development, marketing and distribution businesses. The medical diagnostic stain and reagent business conducted by Volu-Sol uses a distinct distribution network from that employed by Biomune for its nutraceutical products. The separation of the two businesses will permit each entity to focus on its primary markets without concern for the objectives of or distractions caused by the business needs and activities of the other entity. The separation of the business activities will allow investors in the Company to evaluate the merits and outlooks of the Company's research and development, nutritional supplements and pharmaceutical/nutraceutical activities apart from the medical diagnostic stain business conducted by Volu-Sol. Management believes, although there is no assurance, that by separating the Company from Volu-Sol and allowing the market to establish a separate valuation for Volu-Sol, the spin-off should result in an increase in the long-term value of the Company's shareholders' current investment in Volu-Sol. The spin-off would also give current and potential investors the opportunity to direct future investment to their specific area of interest, or to continue to retain an interest in both entities. The separate market valuation for Volu-Sol should also enhance Volu-Sol's ability to attract, motivate and retain high quality employees by designing effective incentive-based compensation programs based solely on Volu-Sol's performance. Finally, as part of the Company's organization, Volu-Sol is one of several business activities competing for allocation of the Company's financial resources. As a separate public company, however, Volu-Sol would be able to issue its own securities and seek to raise capital and effect acquisitions using its own securities and other resources. Following the spin-off, the Company will not own any interest in Volu-Sol.

     The Company owns the right to certain medical waste technologies, which consist of (a) a device for the sterilization and decontamination of medical devices and wastes, (b) a bioremediation process to detoxify and degrade hazardous substances and (c) a device and process for the safe treatment of used medical stains. During fiscal year 1996, the Company granted a license to a third party, Biomed Patent Development L.L.C., to use the technology related to the medical sterilization and decontamination device in return for certain royalties.

     All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and section 27A of the Securities Act of 1933, as amended (the "Act"). For purposes of this report, words or phrases such as "will likely result," "expects," "intends," "will continue," "is anticipated," "estimates," "projects," and similar expressions are intended to identify forward-looking statements within the meaning of the Act. Investors and prospective investors in the Company should understand that several factors could cause actual results to differ materially from those projected herein. Investors and prospective investors are referred to the

Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 for a more detailed discussion of the factors that could cause actual results to differ. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company and its subsidiaries, Optim Nutrition and Volu-Sol. The forward-looking statements and associated risks set forth herein relate to (i) the commercialization of OPTIMUNE[TM] or any other nutraceutical product by Optim Nutrition; (ii) the Company's current plans to spin-off Volu-Sol; (iii) the total research and development, general and administrative and other direct costs associated with obtaining final FDA approval on BWPT-301[TM] and BWPT-302[TM]; (iv) the dollar amount to be expended during fiscal years 1997 and 1998 on the BWPT-301[TM] and BWPT-302[TM]; (v) the estimated date of receipt of final FDA approval on BWPT-301[TM] and BWPT-302[TM]
(vi) the estimated commencement date of Phase III clinical trials and the completion of those clinical trials on BWPT-301[TM]; and (vii) the Company having sufficient cash to fund its projected operations and budgeted research and development for fiscal 1997. The forward- looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, (a) that the efficacy of BWPT-301[TM] will be established during the ongoing Phase II clinical trials and the contemplated Phase III clinical trials; (b) that the Company will be able to successfully undertake and complete clinical trials on BWPT-302[TM]; (c) that the Company will be able to continue to market and successfully commercialize OPTIMUNE[TM]; (d) that the Company will be able to successfully develop and commercialize the BWPT; (e) that the Company will need to conduct additional Phase II clinical trials on BWPT-301[TM] and may need to conduct clinical trials that are different from those that have been conducted to date or that are currently contemplated by the Company; and (f) that the Company will be able to timely and properly quantify and analyze the data derived from its on going clinical trials on its pharmaceutical product candidates and the studies on its nutraceutical product candidates. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the results of the clinical trials and product studies, and the time and money required to successfully complete those clinical trials and studies, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company and its management. Although the Company believes that the assumptions could prove inaccurate and, therefore, there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. This is particularly true given the dynamic nature of the process in which the Company is involved with respect to OPTIMUNE[TM], BWPT-301[TM] and BWPT-302[TM]. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revision. Based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure plans or other budgets, the Company's results of operations could be adversely impacted. In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of any such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company or of either of its subsidiaries will be achieved.

Results of Operations

Comparison of the three months ended March 31, 1997 with the three months ended March 31, 1996

During the three months ended March 31, 1997, the Company had revenues of $135,353 compared to $124,272 for the comparable three month period ended March 31, 1996. Of the total revenues generated for the three months ended March 31, 1997, $124,675 were from Volu-Sol and $10,678 were from Optim Nutrition. All of the revenues generated for the three months ended March 31, 1996 were derived from Volu-Sol. Cost of sales for Volu-Sol was $93,952 and cost of sales for Optim Nutrition was $6,809 for the three months ended March 31, 1997 compared to cost of sales of $67,164 for Volu-Sol for the same period in 1996.

Management, consulting and research fees were $763,809 for the three months ended March 31, 1997, as compared to $807,097 for the three months ended March 31, 1996. General and administrative expenses increased from $790,876 for the three months ended March 31, 1996 to $851,010 for the three months ended March 31, 1996 primarily due to the Company's efforts to further develop and market OPTIMUNE[TM].

Interest income was $70,201 for the three months ended March 31, 1997 and resulted from the investment of the Company's cash proceeds from the sale of Series C Preferred Stock.

The net loss applicable to common shares increased from $1,522,335 for the three months ended March 31, 1996 to $2,368,856 for the three months ended March 31 ,1997. The increase in the net loss applicable to common shares was attributable to the increased preferred stock dividends and the $748,550 premium to be paid upon the redemption of certain shares of Series C Preferred Stock.

Comparison of the six months ended March 31, 1997 with the six months ended March 31, 1996

During the six months ended March 31, 1997, the Company had revenues of $431,520 compared to $240,530 for the comparable six month period ended March 31, 1996. Of the total revenues generated for the six months ended March 31, 1997, $235,437 were from Volu-Sol, $151,083 were from Optim Nutrition and $45,000 in royalties were received from the license of the medical sterilization and decontamination device. All of the revenues generated for the six months ended March 31, 1996 were derived from Volu-Sol. Cost of sales for Volu-Sol was $173,523 and cost of sales for Optim Nutrition was $58,331 for the six months ended March 31, 1997 compared to cost of sales of $143,835 for Volu-Sol for the same period in 1996.

Management, consulting and research fees were $1,485,164 for the six months ended March 31, 1997, as compared to $1,650,192 for the six months ended March 31, 1996. This decrease resulted from two individuals who were consultants during the six months ended March 31, 1996 and were hired as employees for fiscal 1997. The payroll costs of these employees are currently included in general and administrative expenses. General and administrative expenses increased from $1,363,312 for the six months ended March 31, 1996 to $1,889,501 for the six months ended March 31, 1997 as a result of new employees who were previously consultants and the Company's continued efforts to further develop and market OPTIMUNE[TM].

Interest income was $145,486 for the six months ended March 31, 1997 and resulted from the investment of the Company's cash proceeds from the sale of Series C Preferred Stock.

The net loss applicable to common shares increased from $2,857,869 for the six months ended March 31, 1996 to $3,968,816 for the six months ended March 31 ,1997. The increase in the net loss applicable to common shares was attributable to the increased level of activity in developing and marketing OPTIMUNE[TM], the increase in preferred stock dividends and the $748,550 premium to be paid upon the redemption of certain shares of Series C Preferred Stock. The Company expects to incur a net loss for fiscal year 1997. While the Company is not at this time able to forecast the expected net loss for fiscal 1997, that net loss could exceed the net loss incurred for fiscal
1996. The factors that will dictate the size of the Company's net loss for fiscal 1997 include the cost of further developing the BWPT, required expenditures for clinical trials on BWPT-301[TM], required expenditures for the clinical trials on BWPT-302[TM], required expenditures for the nutritional studies on OPTIMUNE[TM] and the associated development and marketing costs related to OPTIMUNE[TM].

Liquidity and Capital Resources

The Company is currently unable to finance its operations from its cash flows from operating activities. Substantial funds and time will be required to complete clinical trials on BWPT-301[TM] (assuming efficacy is established during the Phase II clinical trials), to undertake and complete the necessary clinical trials on BWPT-302[TM] (assuming efficacy is established during the clinical trials), to obtain regulatory approval for and to commercialize products derived from the BWPT and to achieve profitability in Optim Nutrition's operations by marketing and selling OPTIMUNE[TM]. Because revenue-generating activities are not in place at significant levels and because the Company will require significant capital to accomplish the objectives set forth above, additional equity and/or debt funding will be required, although such funding may not be available or may not be available on terms acceptable to the Company and its management.

As of March 31, 1997, the Company had current assets of $6,431,970 and working capital of $5,956,386 as compared to current assets of $8,339,394 and working capital of $7,713,917 as of September 30, 1996. This decrease in the Company's current assets and working capital was primarily due to the net loss for the three months ended March 31, 1997.

During the six months ended March 31, 1997, the Company's operating activities used $1,964,617 of cash compared with $1,822,736 of cash used for operating activities during the same six month period in 1996. This increase was the result of increased costs associated with the marketing of OPTIMUNE[TM].

Management intends to continue the development of its BWPT, including products in both the nutraceutical and pharmaceutical markets.

The Company currently estimates that the additional research and development, general and administrative and other direct costs associated with reaching the stage of obtaining final FDA approval on BWPT-301[TM] in treating cryptosporidiosis in people with AIDS, in the aggregate, will approximate $3-$5 million, some of which will be paid in cash and some of which will be paid in shares of the Company's Common Stock or securities convertible into shares of the Company's Common Stock. As of March 31, 1997 approximately $13.1 million had been spent on
BWPT-301[TM].   An estimated $200,000 to $400,000 will be expended during
the next twelve months as clinical trials on BWPT-301[TM] continue.  Final
FDA approval on BWPT-301[TM] is currently estimated to be received as early as late calendar 1999.

Currently, it is estimated that the additional research and development, general and administrative and other direct costs associated with reaching the stage of obtaining final FDA approval on BWPT-302[TM] in treating E. coli, strain 0157:H7, will approximate $7.5-$9.5 million, some of which will be paid in cash and some of which likely will be paid in shares of the Company's Common Stock. The Company has recently completed initial Phase I clinical trials and will continue Phase I clinical trials throughout the remainder of fiscal year 1997. As of March 31, 1997, the Company has spent approximately $505,000 relating to BWPT-302[TM] and anticipates spending approximately $200,000 over the next twelve months as clinical trials continue.

As of March 31, 1997, the Company had spent approximately $1.1 million developing and marketing OPTIMUNE[TM]. In July 1996, the Company introduced OPTIMUNE[TM], and began marketing efforts through a direct mail program. During the next twelve months the Company anticipates incurring direct costs of approximately $2-$4 million in conducting additional nutritional studies and entering into the private label and wholesale and retail markets.

The Company cannot currently predict, however, how much of the above referenced expenditures will be paid in cash and how much will be paid in shares of Common Stock. The factors that will impact the actual total research and development, general and administrative and other direct costs associated with OPTIMUNE[TM], BWPT-301[TM] and BWPT-302[TM] include the number of clinical trials or nutritional studies necessary to establish efficacy, the results of the continuing clinical trials and nutritional studies, possible changes in the FDA's regulations and approval processes, and general inflationary factors.

The Company has no credit facility with any lending institution and no current or long-term debt obligations.

The Company currently estimates that it has sufficient cash to fund its projected operations and budgeted research and development for the remainder of fiscal year 1997. The factors that could cause the forward-looking statement contained in the immediately proceeding sentence to differ from that projected include catastrophic unanticipated events, dramatic increases in research and development costs, the ultimate cost to conduct nutraceutical studies and the clinical trials on BWPT-301[TM] and BWPT-302[TM].

PART II.     OTHER INFORMATION

Item 1 - Legal Proceedings

Sterlin v. Biomune Systems, et al., Case no. 2:95-CV-944G (U.S. District Court for the District of Utah, Central Division). On April 2, 1997, the court dismissed with prejudice all claims of the plaintiff against the Company and the other defendants in the action and assessed the costs of the litigation against the plaintiff. The final judgment on the court's decision and order was entered on May 6, 1997.

Item 6 - Exhibits and Reports on Form 8-K

     (a)     Exhibits:

          27          Financial Data Schedule






















          [The remainder of this page is intentionally left blank.]

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BIOMUNE SYSTEMS, INC.
                                           (Registrant)


                                           /S/ DAVID G. DERRICK
Date: May 14, 1997                         ___________________________
                                           David G. Derrick, Chief Executive
                                           Officer and Chairman of the Board
                                             (Principal Executive Officer)

                                           /S/ MICHAEL G. ACTON
Date: May 14, 1997                         ___________________________
                                           Michael G. Acton, Chief Financial
                                           Officer and Controller
                                              (Principal Financial
                                              and Accounting Officer)