Form 10-Q
period 1997-06-30
BIOMUNE SYSTEMS INC
filed 1997-08-13
CIK 714634

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
      _____________

                      Commission File Number 0-11472


                          BIOMUNE SYSTEMS, INC.
                         -----------------------
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



Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 22,154,889 as of July 31, 1997.

                             TABLE OF CONTENTS


PART I.          FINANCIAL INFORMATION
                                                                        Page
                                                                         No.
                                                                        ----
       1.   Financial Statements

            Unaudited Condensed Consolidated Balance Sheets
            as of June 30, 1997 and September 30, 1996                    3

            Unaudited Condensed Consolidated Statements of
            Operations for the three and nine months ended
            June 30, 1997 and 1996                                        5

            Unaudited Condensed Consolidated Statements of
            Cash Flows for the nine months ended June 30, 1997
            and 1996                                                      6

            Notes to Unaudited Condensed Consolidated
            Financial Statements                                          8


       2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12


PART II.    OTHER INFORMATION                                            18

PART I - ITEM 1
                 BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                 --------------------------------------
                      (A Development Stage Company)

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 -------------------------------------
                             (UNAUDITED)

                                ASSETS

                                                                    June 30,       September 30,
                                                                      1997             1996
                                                                --------------    --------------

Current assets:

   Cash and cash equivalents                                    $   2,346,017     $   4,192,868

   Accounts receivable, net                                           223,362            74,784

   Inventories                                                        567,288           556,742

   Amounts due from related parties                                   552,613            15,000

   Preferred Stock subscription receivable                               -            3,500,000
                                                                --------------    --------------
         Total current assets                                       3,689,280         8,339,394


Property and equipment, net                                           390,490           434,205

Other assets, net                                                     445,893           498,403
                                                                --------------    --------------

              Total assets                                      $   4,525,663     $   9,272,002
                                                                ==============    ==============


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
               -------------------------------------------------
                                 (UNAUDITED)

                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    June 30,       September 30,
                                                                      1997             1996
                                                                --------------    --------------
Current liabilities:

    Accounts payable and accrued liabilities                    $     217,892     $     351,565

    Preferred Stock dividends payable                                 294,648            91,199

    Accrued payroll and payroll taxes                                  69,921            60,451

    Other accrued liabilities                                          23,132            38,262

    Unearned revenue                                                     -               84,000
                                                                --------------    --------------
              Total current liabilities                               605,593           625,477
                                                                --------------    --------------

Shareholders' equity:

   Convertible Preferred Stock:
     Series A, 36,050 and 135,589 shares outstanding,                 174,630           652,199
       respectively
     Series B, 0 and 11,058 shares outstanding,                          -              163,837
       respectively
     Series C, 3,500 and 5,000 shares outstanding,                  2,920,050         4,171,500
       respectively

   Common Stock, 21,942,045 and 19,877,034 shares
     Outstanding, respectively                                          2,194             1,988

   Additional paid-in capital                                      29,277,757        26,392,477

   Deficit accumulated during the development stage               (28,792,218)      (23,372,299)

   Deferred consulting expense                                       (429,616)         (246,450)

   Related-party receivable from sale or
     issuance of Common Stock                                        (116,000)             -

   Common Stock warrants                                              883,273           883,273
                                                                --------------    --------------
              Total shareholders'equity                             3,920,070         8,646,525
                                                                --------------    --------------
   Total liabilities and shareholders' equity                   $   4,525,663     $   9,272,002
                                                                ==============    ==============

 The accompanying notes are an integral part of these condensed consolidated balance sheets

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)


                                            For the Three Months                 For the Nine Months
                                                 Ended June 30,                      Ended June 30,
                                             1997            1996                1997            1996
                                       --------------------------------    --------------------------------
REVENUES                               $     237,098     $      97,486     $     673,868      $    338,016
                                       --------------    --------------    --------------     -------------
OPERATING EXPENSES:
 Cost of revenues                            152,132            64,103           383,987           207,939
 Management, consulting
   and research fees                         610,096         1,111,228         2,103,420         2,778,520
 Other general and Administrative            877,899           619,670         2,764,488         2,005,046
                                       --------------    --------------    --------------     -------------
Total operating expenses                   1,640,127         1,795,001         5,251,895         4,991,505
                                       --------------    --------------    --------------     -------------

LOSS FROM OPERATIONS                      (1,403,029)       (1,697,515)       (4,578,027)       (4,653,489)

INTEREST INCOME                               55,821            70,498           201,306           220,518
                                       --------------    --------------    --------------     -------------

NET LOSS                                  (1,347,208)       (1,627,017)       (4,376,721)       (4,432,971)

PREFERRED STOCK:
 Dividends                                  (103,895)          (20,759)         (294,648)          (72,674)
 Redemption premium                             -                 -             (748,550)             -
                                       --------------    --------------    --------------     -------------

NET LOSS APPLICABLE
 TO COMMON SHARES                      $  (1,451,103)    $  (1,647,776)    $  (5,419,919)     $ (4,505,645)
                                       ==============    ==============    ==============     =============

NET LOSS PER COMMON
 SHARE                                 $        (.07)    $        (.08)    $        (.26)     $       (.24)
                                       ==============    ==============    ==============     =============

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                       21,529,138        19,668,045        21,120,550        18,946,521
                                       ==============    ==============    ==============     =============

 The accompanying notes are an integral part of these condensed consolidated statements.

                   BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------
                                (UNAUDITED)
              Increase (Decrease) in Cash and Cash Equivalents

                                                                      For the Nine Months
                                                                          Ended June 30,
                                                                     1997              1996
                                                                --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $  (4,376,721)    $  (4,432,971)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization                                    134,897           130,793
     Issuance of Common Stock and warrant
        for services (excluding amounts deferred)                     608,800           548,246
     Amortization of deferred consulting expense                    1,121,165           735,572
     Loss on disposal of fixed assets                                    -               39,163
     Exchange of related-party note receivable                           -              125,662
     Changes in assets and liabilities:
        Accounts receivable, net                                     (148,578)          (13,875)
        Inventories                                                   (10,546)            8,662
        Other assets                                                       49            (6,249)
        Accounts payable and accrued liabilities                     (148,803)           49,912
        Accrued payroll and payroll taxes                               9,470           (22,117)
        Unearned revenue                                              (84,000)             -
                                                                --------------    --------------
            Net cash used in operating activities                  (2,894,267)       (2,837,202)
                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                               (38,721)         (392,853)
     Net payments from (advances to) related parties                 (537,613)           68,171
     Loans to employees                                                  -              (25,832)
                                                                --------------    --------------
            Net cash used in investing activities                    (576,334)         (350,514)
                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Preferred Stock subscriptions
     receivable                                                     3,500,000              -
   Redemption of Series C Preferred Stock                          (2,000,000)             -
   Proceeds from exercise of Common Stock warrants                    123,750            22,500
   Proceeds from issuance of Series D Preferred
     Stock and related Common Stock warrants,
     net of offering costs                                               -            2,555,000
                                                                --------------    --------------
            Net cash provided by financing activities               1,623,750         2,577,500


The accompanying notes are an integral part of these condensed consolidated statements.

                   BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                               (UNAUDITED)

              Increase (Decrease) in Cash and Cash Equivalents

                                                                      For the Nine Months
                                                                          Ended June 30,
                                                                     1997              1996
                                                                --------------    --------------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                  $  (1,846,851)    $   ( 610,216)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF THE PERIOD                                                    4,192,868         5,206,112
                                                                --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF
   THE PERIOD                                                   $   2,346,017     $   4,595,896
                                                                ==============    ==============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended June 30, 1997, 15,240 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock were issued as payment of accrued Preferred Stock dividends. During the nine months ended June 30, 1997, the Company accrued preferred stock dividends of $294,648.

During the nine months ended June 30, 1997, 114,779 shares of Series A Preferred Stock with a recorded value of $553,769 were converted into 344,337 shares of Common Stock and 12,058 shares of Series B Preferred Stock with a recorded value of $178,837 were converted into 36,174 shares of Common Stock.

During the nine months ended June 30, 1997, an employee exercised options to purchase 100,000 shares of Common Stock at $1.16 per share, for which the Company accepted payment in the form of a note receivable for $116,000.

During the nine months ended June 30, 1996, 92,757 shares of Series A Preferred Stock with a recorded value of $417,407 were converted into 278,271 shares of Common Stock and 3,200 shares of Series D Preferred Stock with a recorded value of $2,467,937 were converted into 1,884,419 shares of Common Stock.

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

                  BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

(1)  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Results for the nine months ended June 30, 1997 are not necessarily indicative of the results to be achieved for the entire fiscal year ended September 30, 1997.

(2)  POTENTIAL SPIN-OFF OF VOLU-SOL, INC.

On February 25, 1997, the board of directors approved, subject to finalization and execution of a separation and distribution agreement, the spin-off of its wholly owned subsidiary, Volu-Sol, Inc., to the Common shareholders of record as of March 5, 1997. The spin-off is expected to occur during the Company's 1997 fourth fiscal quarter. The shareholders are expected to receive one share of Volu-Sol, Inc. common stock for every ten shares of Biomune Systems, Inc. common stock owned. The Company intends to account for the spin-off as discontinued operations once the separation and distribution agreement has been finalized.

(3)  NET LOSS PER COMMON SHARE

Net loss per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Convertible Preferred Stock, warrants and options outstanding were not included in the computations because any assumption of conversion would be anti-dilutive, thereby decreasing net loss per common share. Preferred Stock dividends and the redemption premium increase the net loss applicable to common shares for purposes of computing the net loss per common share.

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement is effective for periods ending after December 15, 1997 and early application is prohibited. SFAS No. 128 will require that the Company present basic earnings per share and diluted earnings per share data to replace the current earnings per share information. All prior period earnings per share data must be restated. SFAS No. 128 provides new guidelines expected to simplify the computation of diluted earnings per share. Management believes that this statement will not have a material impact on the Company's reported net loss per common share when adopted.

(4)  PREFERRED STOCK AND COMMON STOCK TRANSACTIONS

On April 2, 1997, the Company redeemed 1,500 shares of Series C Preferred Stock for $2,000,000. The redemption price was $748,550 greater than the carrying amount of the preferred stock. This excess over the carrying amount of the Series C Preferred Stock was calculated and paid in accordance with the redemption provisions of the Series C Preferred Stock terms and conditions, and has been reflected as an increase in the net loss applicable to common shares in the statement of operations for the nine months ended June 30, 1997.

For the nine months ended June 30, 1997, 114,779 shares of Series A Preferred Stock with a recorded value of $553,769 were converted into 344,337 shares of Common Stock and 12,058 shares of Series B Preferred Stock with a recorded value of $178,837 were converted into 36,174 shares of Common Stock. During the nine months ended June 30, 1997, the Company accrued dividends on its outstanding Series A, Series B and Series C Preferred Stock of $17,908, $6,740 and $270,000, respectively. Preferred Stock dividends are payable in either additional shares of Preferred Stock or in cash, at the Board of Directors' option. During the nine months ended June 30, 1997, dividends on Series A and B Preferred Stock accrued as of September 30, 1996 totaling $91,199 were paid by issuing 15,240 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock.

During the nine months ended June 30, 1997, the Company issued 1,529,500 shares of Common Stock for services rendered or to be rendered to the Company and recorded expense of $1,662,131 associated with those shares. Of this expense, $1,304,331 was initially deferred and will be recognized over the term of the related consulting agreements. The Company also has deferred consulting expense related to shares issued under consulting agreements entered into prior to September 30, 1996 as well as from stock warrants issued during fiscal 1996. These deferred amounts are being recognized over the terms of the agreements as services are provided. Total amortization of these deferred consulting expenses was $1,121,165 for the nine months ended June 30, 1997.

On December 4, 1996, James J. Dalton, the Vice Chairman of the Board and Senior Vice President of Investor Relations, exercised options to purchase 100,000 shares of Common Stock at $1.16 per share, for which the Company accepted payment in the form of a note receivable for $116,000. This note bears interest at 7%, is full recourse in nature and is due on demand. This note receivable is classified as a reduction in shareholders' equity in the accompanying financial statements (see Note 6).

During the nine months ended June 30, 1997, existing options for 55,000 shares of Common Stock were exercised at $2.25 per share for total proceeds of $123,750.

(5)  STOCK OPTIONS AND WARRANTS

During the nine months ended June 30, 1997, the Company granted options to employees to purchase a total of 532,500 shares of Common Stock. Of these options, 447,500 have an exercise price of $1.16 per share and 85,000 have an exercise price of $.69 per share, which prices represented the average of the closing bid and ask prices of the Company's Common Stock on the grant date. The Company also amended stock option agreements to adjust the exercise price of all outstanding options held by employees and directors, aggregating 2,214,419 options, to $1.16 per share, which price represented the average of the closing bid and ask prices of the Company's Common Stock at that date.

During the nine months ended June 30, 1997, the Company granted warrants to consultants to purchase a total of 500,000 shares of Common Stock at exercise prices ranging from $.63 to $1.25. The Company recognized total expense of $251,000 in connection with the issuance of these warrants.

(6)  RELATED-PARTY TRANSACTIONS

During the nine months ended June 30, 1997, the Company loaned $30,000 to Genesis Investment Corporation, an entity owned by shareholders of the Company, and $50,000 to Daliz Associates, a shareholder of and a consultant to the Company. These loans were made in consideration for the termination of agreements the Company had previously entered into with each of those entities, are non-interest bearing, short-term in duration, and are secured by shares of the Company's Common Stock owned by the entities. The loan to Genesis Investment Corporation was repaid prior to June 30, 1997. The Daliz Associates loan was repaid in August 1997.

During the nine months ended June 30, 1997, the Company loaned $385,000 to PB Financial, an entity owned by a shareholder of the Company. The loan is due on demand, is unsecured and bears an annual interest rate of 10 percent.

During the nine months ended June 30, 1997, the Company loaned $100,000 to Pediapharm Corporation, an entity owned by a shareholder of the Company.
The loan is due on September 13, 1997, is unsecured (but personally guaranteed by the owner-shareholder) and bears an annual interest rate of 10 percent.

Effective April 1, 1997, the Company entered into a one-year consulting agreement with Milton G. Adair, the former President and a director of the Company, whereby Mr. Adair has agreed to provide consulting services, in exchange for a monthly fee of $5,000.

(7)  CONSULTING AGREEMENTS

Paramount Marketing Corp

On October 23, 1996, the Company entered into a consulting agreement with Paramount Marketing Corp. ("Paramount"), whereby Paramount was issued a total of 108,000 shares of the Company's Common Stock in exchange for consulting services to be provided through September 30, 1997. Paramount is assisting the Company in developing marketing strategies. The shares have "piggy back" registration rights. The Company recorded consulting expense of $125,280 of which $31,320 is deferred as of June 30, 1997 and will be recognized over the remaining term of the agreement.

Medifin Incorporated

On October 23, 1996, the Company entered into a consulting agreement with Medifin Incorporated ("Medifin"), whereby Medifin was issued a total of 300,000 shares of the Company's Common Stock in exchange for consulting services to be provided through September 30, 1997. Medifin is assisting the Company in developing marketing strategies. The shares have "piggy back" registration rights. The Company recorded consulting expense of $348,000 of which $87,000 is deferred as of June 30, 1997 and will be recognized over the remaining term of the consulting agreement.

J.R. Axelrod and Company

On October 23, 1996, the Company entered into a consulting agreement with J.R. Axelrod and Company ("Axelrod"), whereby Axelrod was issued a total of 180,000 shares of the Company's Common Stock in exchange for consulting services, consisting primarily of investment advisory services, to be provided through September 30, 1997. The shares have "piggy back" registration rights. The Company recorded consulting expense of $208,800 of which $52,200 is deferred as of June 30, 1997 and will be recognized over the remaining term of the consulting agreement.

Consolidated General Ltd.

On October 23, 1996, the Company entered into a consulting agreement with Consolidated General Ltd. ("Consolidated"), whereby Consolidated was issued a total of 200,000 shares of the Company's Common Stock in exchange for consulting services, consisting primarily of investment advisory and investment banking services, to be provided through October 23, 1997. The shares have "piggy back" registration rights. The

Company recorded consulting expense of $232,000 of which $58,000 is deferred as of June 30, 1997 and will be recognized over the remaining term of the consulting agreement.

AAM Group, Inc.

Effective November 1, 1996, the Company entered into a four-month agreement with AAM Group, Inc. ("AAM") whereby AAM provided consulting services, consisting primarily of introducing the Company to potential business partners, in exchange for 30,000 shares of the Company's registered Common Stock. The Company recorded consulting expense of $72,300 during the nine months ended June 30, 1997 related to this agreement.

Effective April 1, 1997, the Company entered into a one year agreement with AAM whereby AAM will provide consulting services, consisting primarily of introducing the Company to potential business partners, in exchange for 150,000 shares of the Company's registered Common Stock. The Company recorded consulting expense of $93,750 of which $70,313 is deferred as of June 30, 1997.

Larry Horowitz

On May 30, 1997, the Company entered into a consulting agreement with Larry Horowitz ("Horowitz"), whereby Horowitz was issued a total of 200,000 shares of the Company's Common Stock and options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $.63 per share. Horowitz is to provide consulting services, consisting primarily of introducing the Company to potential business partners, through January 31, 1998. The shares have "piggy back" registration rights. The Company recorded consulting expense of $224,200 of which $130,783 is deferred as of June 30, 1997 and will be recognized over the remaining term of the consulting agreement.

(8)  SUBSEQUENT EVENTS

Rockwood Investments, Inc.

On July 9, 1997, the Company entered into an agreement by which it purchased an option to acquire all of the issued and outstanding shares of the capital stock of Rockwood Investments, Inc. ("Rockwood"), a California corporation. Under the terms of the option agreement, the Company has the right to acquire the capital stock of Rockwood for $5,000,000 in cash any time during the one-year term of the agreement. The Company has agreed to make nonrefundable quarterly option payments of $105,000 during the term of agreement which will be credited against the $5,000,000 purchase price, if the acquisition is consummated. The Company has the right to terminate the option agreement at any time.

On July 9, 1997, the Company entered into a consulting agreement with Andela Group, Inc. ("Andela"), a California corporation, for consulting services to be provided by Ira E. Ritter ("Ritter"), the sole shareholder of Andela and Rockwood. Under the consulting agreement, Ritter was named President of Biomune effective July 9, 1997. Andela will receive a monthly consulting fee of $15,000 during the one-year term of the consulting agreement. If Rockwood is acquired by the Company, Ritter will become an employee of the Company at an annual salary of $200,000 as well as be granted options to acquire 3,000,000 shares of the Company's common stock at a price of $.40 per share. The Company has also agreed to pay Ritter a royalty of five percent of the gross revenues of certain products and new business generated through his efforts.

Series C Preferred Stock

In July 1997, the Board of Directors of the Company approved a resolution to amend the Designation of Rights and Preferences of the Company's Series C 8% Cumulative Convertible Non-Voting Preferred Stock. The Rights and Preferences were amended to: (i) adjust the conversion factor applicable to such shares to an amount equal to the lesser of 42 percent of the market price of the underlying common shares or $.60 per share; (ii) limit the ability of the holders of the Series C shares to convert the shares to Common Stock for a period of six months; (iii) adjust the redemption price of the preferred shares and (iv) expressly permit the Company to undertake future financing without restriction or limitation.

In August 1997, 965.22 shares of Series C Preferred Stock were converted into 3,546,218 shares of the Company's Common Stock.

                               PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following information includes forward-looking statements, the realization of which may be affected by certain important factors discussed below.

OVERVIEW

Biomune Systems, Inc. and subsidiaries (collectively, the "Company") is a development stage nutraceutical and biopharmaceutical company that is engaged in the business of research, development, production and marketing of nutraceutical food supplements and biologic pharmaceutical products derived from the Biomune Whey Protein Technology (the "BWPT"). The BWPT is also known by the trademark "PROMUNE(TM) ". The Company is conducting its nutraceutical operations through its wholly owned subsidiary Optim
Nutrition, Inc.  ("Optim Nutrition"), while the pharmaceutical product research and development is being conducted directly by Biomune Systems,
Inc. ("Biomune").  Nutraceutical products are food supplements that are derived from a food base and marketed as a beneficial source of nutrients to promote good health in humans. The Company's primary emphasis and focus to date has been on commercializing one or more nutraceutical products and on the research and development of biologic pharmaceutical products, with the goal of commercializing one or more pharmaceutical products. The Center for Biologics Evaluation and Research at the United States Food and Drug Administration (the "FDA") has notified companies doing research in the biologics area that such companies should conduct additional studies on their products to identify which component is responsible for the biological activity of their product, to the extent such data was not developed during preclinical investigations. Because the FDA strongly encourages companies to provide such data in order to support their potency claims, the Company is currently in the process of compiling this data for submission to the FDA and will continue with the clinical trials on its BWPT-301(TM) and BWPT-302(TM) product candidates. Although the FDA's request has resulted and will continue to result in delays in completing the necessary clinical trials on
BWPT-301(TM) and BWPT-302(TM), the Company views that request as routine.   The
Company cannot predict when the additional research will be completed and there can be no assurance that the data required by the FDA will be obtained through such research or that the FDA will accept all of the data produced by such research. The Company is proceeding as planned with the marketing and commercialization of OPTIMUNE(TM), its first nutraceutical product, as well as MAXIMUNE(TM) and Jump(TM), the Company's second and third pharmaceutical products.

Nutraceutical Products

Based upon the results of and the information obtained from clinical trials and other studies involving the Company's Promune(TM) technology and BWPT-
301 , the Company, through Optim Nutrition, developed and began marketing OPTIMUNE(TM) in July 1996, and is now marketing that product in the United States and certain regions of Africa. OPTIMUNE(TM), which is based on the BWPT, is being marketed to nutritionally-stressed individuals with immune-compromised conditions as a product to improve immune function and assist with weight gain and the maintenance of a healthy weight. Optim Nutrition generated limited revenues from the sale of OPTIMUNE(TM) during the first nine months of fiscal year 1997. Optim Nutrition is conducting nutritional studies on OPTIMUNE(TM) at various sites for its effect against chronic weight loss in immune compromised humans. A study at two sites in the San
Francisco bay area (St. Francis Memorial Hospital and the East Bay AIDS Clinic) has been completed. Twenty-nine subjects out of 35 completed the six week study. Overall patient weight for all 29 subjects increased an average 1.5 pounds during the study. Body weight increased for 22 patients (75.9%), decreased for five patients (17.2%) and remained constant for two patients (6.9%). In total, 83% of the individuals in the study either gained weight or maintained the weight they had upon entry into the study. Gaining and maintaining weight were both considered advantageous by the

Company because the patient population had a history of losing weight, and were each at least 10% below their ideal body weight prior to entering the study. Out of the 22 patients who gained weight, the average increase was
3.5 pounds, with the highest gain being 13 pounds. A quality of life profile was taken at the conclusion of the study, and 83% of the subjects reported feeling better. In addition, the investigators believed that 87% of the subjects had improvement over the course of the six week study. Out of the 22 patients who gained weight, 13 gained body cell mass (muscle), with an average increase of 1.45 pounds, with the highest gain being 7.1 pounds. In addition, Dr. Donald P. Kotler at St. Lukes-Roosevelt Hospital Center in New York City, New York is studying the metabolic activity in people with AIDS. Other sites located in California, Florida, New York and Oklahoma have begun less rigorous studies. These studies are designed to yield anecdotal corroborating data of the previous studies and to provide new data that may encourage the Company to engage in additional expanded rigorous studies and to introduce potential customers to OPTIMUNE(TM). There can be no assurance that this or any other nutraceutical study will be successful or will be successfully completed in a timely manner.

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

Pharmaceutical Products

The Company also believes that the BWPT may be utilized to develop pharmaceutical products to treat various gastrointestinal and infectious diseases in humans. The Company has filed Investigational New Drug Applications ("IND") with the FDA, the United States government agency that regulates drugs for humans, on two biological pharmaceutical candidates developed from the BWPT: (a) BWPT-301(TM), which the Company believes may prevent and/or treat cryptosporidiosis, a gastrointestinal disease caused by the cryptosporidium parvum microorganism that causes acute and severe diarrhea in humans, and (b) BWPT-302(TM), which the Company believes may be used in the treatment of infection by the life-threatening bacteria coli, strain 0157:H7 ("E. coli, strain 0157:H7"), a disease that causes severe bloody diarrhea, and in children, a hemolytic uremic syndrome associated with a high risk of permanent kidney damage. At the FDA's request, the Company is currently conducting additional clinical studies on BWPT-301(TM) in order to identify which component is responsible for the distinctive biological activity in that product candidate. The FDA has told the Company that an important aspect of the licensure process is the evaluation of the potency of the product and the test or tests that are used to assess potency. "Potency" refers to the specific ability of a product to effect a given result. The Company anticipates continuing its Phase II clinical trials on its BWPT-301(TM) product candidate upon the completion of the potency studies currently being conducted, and now anticipates that those Phase II clinical trials will be completed in approximately 1998. Assuming those Phase II clinical trials are successful, the Company anticipates that it will commence Phase III clinical trials on BWPT-301(TM) possibly as early as mid-1999. In addition, the Company had concluded its Phase I clinical trials on its BWPT-302(TM) product candidate and, after the analysis of the data from those trials, is planning to commence a Phase I/II clinical trial in approximately mid-1998 to continue gathering data on the safety and tolerance of that product and to begin evaluating the efficacy of BWPT-302(TM). The Company has generated no revenues from the sale of any biological pharmaceutical drug candidate to date and does not anticipate any revenues from any pharmaceutical product until approximately 1999 at the earliest.

Based on the results of Phase I and Phase II clinical trials that were conducted using the Company's BWPT-301(TM) product candidate, the Company believes that products developed based on the BWPT may be successful in improving and promoting gastrointestinal health, especially in: (i) people who are HIV positive or have AIDS; (ii) immune-compromised patients such as those undergoing high-dose antibiotic or chemotherapy treatment and (iii) post-surgical and chronic care patients. Some of the other diseases or microbial infections that the Company believes may be preventable and/or treatable include certain infectious bacteria known to be enteric pathogens (including, for example, Helicobacter pylori, Clostridium difficile, Campylobacter jejuni, Yersinia enterocolitica and Staphylococcus aureus, and possibly certain non-infectious immunologically-based syndromes, diseases and other conditions (including, for example, certain cancers, such as prostate cancer, arthritis, irritable bowel syndrome and acne).

The Company has a variety of studies and clinical trials on its pharmaceutical products underway and planned, although the timing of certain of those studies will be delayed as the Company continues to focus its efforts on OPTIMUNE(TM) and other possible nutraceutical products. These studies include efforts to further the basic knowledge about the BWPT and to fully characterize the activities of the Base Product and parameters for formulation and use. At least one study is expected to address pharmacokinetics. Studies at universities and hospital sites are testing for various activities against selected disease organisms. Several human clinical trials have been completed to test the safety and tolerance of the BWPT. Other clinical trials are assessing dose ranges and effects. Still others will measure the efficacy of BWPT-301(TM) against cryptosporidiosis in people who are also infected with HIV virus or have AIDS. Additional clinical trials are anticipated to be undertaken in the future to conclude the dose ranging considerations and prepare for the clinical trials that will assess the efficacy of BWPT-302(TM) against E. coli, strain 0157:H7. Additional studies on E. coli, strain 0157:H7, are also anticipated for the future.

Other Products and Technology

Through the Company's wholly owned subsidiary, Volu-Sol, Inc. ("Volu-Sol") , the Company is engaged in the manufacture and distribution of medical diagnostic stains and related equipment. On February 25, 1997, the board of directors approved, subject to finalization and execution of a separation and distribution agreement, the spin-off of Volu-Sol to the shareholders of record of the Company's Common Stock as of March 5, 1997. The spin-off is expected to occur during the fourth quarter of calendar year 1997. The shareholders are expected to receive one share of Volu-Sol, Inc. common stock for every ten shares of Biomune Inc.'s common stock owned. The Company intends to account for the spin-off as discontinued operations once a definitive separation and distribution agreement can be finalized.

The spin-off of Volu-Sol is designed to separate the Company's interests in the medical diagnostic stain and reagent business from its nutritional, pharmaceutical and nutraceutical research, development, marketing and distribution businesses. The medical diagnostic stain and reagent business conducted by Volu-Sol uses a distinct distribution network from that employed by Biomune for its nutraceutical products. The separation of the two businesses will permit each entity to focus on its primary markets without concern for the objectives of or distractions caused by the business needs and activities of the other entity. The separation of the business activities will allow investors in the Company to evaluate the merits and outlooks of the Company's research and development, nutritional supplements and pharmaceutical/nutraceutical activities from the medical diagnostic stain business conducted by Volu-Sol. Management believes, although there is no assurance, that by separating the Company from Volu-Sol and allowing the market to establish a separate valuation for Volu-Sol, the spin-off should result in an increase in the long-term value of the Company's shareholders' current investment in Volu-Sol. The spin-off would also give current and potential investors the opportunity to direct future investment to their specific area of interest, or to continue to retain an interest in both entities. The separate market valuation for Volu-Sol should also enhance Volu-Sol's ability to attract, motivate and retain high quality employees by designing effective incentive-based compensation programs based solely on Volu-Sol's performance. Finally, as part of the Company's organization, Volu-Sol is one of several business activities competing for allocation of the Company's financial resources. As a separate public company, however, Volu-Sol would be able to issue its own securities and seek to raise capital and effect acquisitions using its own securities and other resources. Following the spin-off, the Company will not own any interest in Volu-Sol. It is expected that Volu-Sol will be required to obtain equity or debt financing to sustain its operations following the spin-off. There can be no assurance that it will be successful in obtaining such financing.

The Company owns the right to certain medical waste technologies, which consist of: (i) a device for the sterilization and decontamination of medical devices and wastes; (ii) a bioremediation process to detoxify and degrade hazardous substances and (iii) a device and process for the safe treatment of used medical stains. During fiscal year 1996, the Company granted a license to a third party, Biomed Patent Development L.L.C., to use the technology related to the medical sterilization and decontamination device in return for certain royalties.

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the "Act"). For purposes of this report, words or phrases such as "will likely result," "expects," "intends," "will continue," "is anticipated," "estimates," "projects," and similar expressions are intended to identify forward-looking statements within the meaning of the Act. Investors and prospective investors in the Company should understand that several factors could cause actual results to differ materially from those projected herein. Investors and prospective investors are referred to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 for a more detailed discussion of the factors that could cause actual results to differ. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company and its subsidiaries, Optim Nutrition and Volu-
Sol. The forward-looking statements and associated risks set forth herein relate to: (i) the commercialization of OPTIMUNE(TM) or any other nutraceutical product by Optim Nutrition; (ii) the Company's current plans to spin-off Volu-Sol; (iii) the total research and development, general and administrative and other direct costs associated with obtaining final FDA approval on BWPT-301(TM) and BWPT-302(TM); (iv) the dollar amount to be expended during fiscal years 1997 and 1998 on the BWPT-301(TM) and BWPT-302(TM); (v) the estimated date of receipt of final FDA approval on BWPT-301(TM) and BWPT-302(TM)
(vi) the estimated commencement date of Phase III clinical trials and the completion of those clinical trials on BWPT-301(TM); and (vii) the Company having sufficient cash to fund its projected operations and budgeted research and development for the next twelve months. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, (a) that the efficacy of BWPT-301(TM) will be established during the ongoing Phase II clinical trials and the contemplated Phase III clinical trials; (b) that the Company will be able to successfully undertake and complete clinical trials on BWPT-302(TM); (c) that the Company will be able to continue to market and successfully commercialize OPTIMUNE(TM); (d) that the Company will be able to successfully develop and commercialize the BWPT; (e) that the Company will need to conduct additional Phase II clinical trials on BWPT-301(TM) and may need to conduct clinical trials that are different from those that have been conducted to date or that are currently contemplated by the Company; and (f) that the Company will be able to timely and properly quantify and analyze the data derived from its on going clinical trials on its pharmaceutical product candidates and the studies on its nutraceutical product candidates. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the results of the clinical trials and product studies, and the time and money required to successfully complete those clinical trials and studies, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company and its management. Although the Company believes that the assumptions could prove inaccurate and, therefore, there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. This is particularly true given the dynamic nature of the process in which the Company is involved with respect to

OPTIMUNE(TM) , BWPT-301(TM) and BWPT-302(TM) . Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revision. Based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure plans or other budgets, the Company's results of operations could be adversely impacted. In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of any such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company or of either of its subsidiaries will be achieved.

Results of Operations

Comparison of the three months ended June 30, 1997 with the three months ended June 30, 1996

During the three months ended June 30, 1997, the Company had revenues of $237,098 compared to $97,486 for the comparable three month period ended June 30, 1996. Of the total revenues generated for the three months ended June 30, 1997, $133,294 was from Volu-Sol and $103,804 was from Optim Nutrition. All of the revenues generated for the three months ended June 30, 1996 were derived from Volu-Sol. The increase in Volu-Sol sales is due to the introduction of a staining instrument, slightly offset by a decrease in stain sales.

Cost of revenues for Volu-Sol was $85,435 and cost of revenues for Optim Nutrition was $66,697 for the three months ended June 30, 1997 compared to cost of sales of $64,103 for Volu-Sol for the same period in 1996.

Management, consulting and research fees were $610,096 for the three months ended June 30, 1997, as compared to $1,111,228 for the three months ended June 30, 1996. This decrease was primarily due to a decrease in the use of outside consultants. General and administrative expenses increased from $619,670 for the three months ended June 30, 1996 to $877,899 for the three months ended June 30, 1997 primarily due to the Company's efforts to further develop and market OPTIMUNE(TM).

Interest income was $55,821 for the three months ended June 30, 1997 and resulted from the investment of the Company's cash proceeds from the sale of Series C Preferred Stock.

As a result of the above events, the net loss applicable to common shares decreased from $1,647,776 for the three months ended June 30, 1996 to $1,451,103 for the three months ended June 30, 1997.

Comparison of the nine months ended June 30, 1997 with the nine months ended June 30, 1996

During the nine months ended June 30, 1997, the Company had revenues of $673,868 compared to $338,016 for the comparable nine month period ended June 30, 1996. Of the total revenues generated during the nine months ended June 30, 1997, $368,731 were from Volu-Sol, $260,137 were from Optim Nutrition and $45,000 were from royalties received from the license of the medical sterilization and decontamination proprietary rights. All of the revenues generated for the nine months ended June 30, 1996 were derived from Volu-Sol.

Cost of revenues for Volu-Sol was $258,958 and cost of revenues for Optim Nutrition was $125,029 for the nine months ended June 30, 1997 compared to cost of sales of $207,939 for Volu-Sol for the same period in 1996.

Management, consulting and research fees were $2,103,420 for the nine months ended June 30, 1997, as compared to $2,778,520 for the nine months ended
June 30, 1996. This decrease resulted from a decrease in the use of outside consultants and from two individuals who were consultants during the nine months ended June 30, 1996 who were hired as employees for fiscal 1997. The payroll costs of these employees are currently included in general and administrative expenses. General and administrative expenses increased from $2,005,046 for the nine months ended June 30, 1996 to $2,764,488 for the nine months ended June 30, 1997 as a result of new employees who were previously consultants and the Company's continued efforts to further develop and market OPTIMUNE(TM).

Interest income was $201,306 for the nine months ended June 30, 1997 and resulted from the investment of the Company's cash proceeds from the sale of Series C Preferred Stock.

The net loss applicable to common shares increased from $4,505,645 for the nine months ended June 30, 1996 to $5,419,919 for the nine months ended June 30, 1997. The increase in the net loss applicable to common shares was attributable to the increased level of activity in developing and marketing OPTIMUNE(TM), the increase in preferred stock dividends and the $748,550 premium paid upon the redemption of certain shares of Series C Preferred
Stock. The Company expects to incur a net loss for fiscal year 1997. While the Company is not at this time able to forecast the expected net loss for fiscal 1997, that net loss could exceed the net loss incurred for fiscal
1996. The factors that will dictate the size of the Company's net loss for fiscal 1997 include the cost of further developing the BWPT, required expenditures for clinical trials on BWPT-301(TM), required expenditures for the clinical trials on BWPT-302(TM), required expenditures for the nutritional studies on OPTIMUNE(TM) and the associated development and marketing costs related to OPTIMUNE(TM).

Liquidity and Capital Resources

The Company is currently unable to finance its operations from its cash flows from operating activities. Substantial funds and time will be required to complete clinical trials on BWPT-301(TM) (assuming efficacy is established during the Phase II clinical trials), to undertake and complete the necessary clinical trials on BWPT-302(TM), (assuming efficacy is established during the clinical trials), to obtain regulatory approval for and to commercialize products derived from the BWPT and to achieve profitability in Optim Nutrition's operations by marketing and selling OPTIMUNE(TM). Because revenue-generating activities are not in place at significant levels and because the Company will require significant capital to accomplish the objectives set forth above, additional equity and/or debt funding will be required, although such funding may not be available or may not be available on terms acceptable to the Company.

As of June 30, 1997, the Company had current assets of $3,689,280 and working capital of $3,083,687 as compared to current assets of $8,339,394 and working capital of $7,713,917 as of September 30, 1996. This decrease in the Company's current assets and working capital was primarily due to the net loss for the nine months ended June 30, 1997 and the Company's redemption of 1,500 shares of Series C Preferred Stock for $2,000,000.

During the nine months ended June 30, 1997, the Company's operating activities used $2,894,267 of cash compared with $2,837,202 of cash used for operating activities during the same nine month period in 1996.

Management intends to continue the development of its BWPT, including products in both the nutraceutical and pharmaceutical markets. The Company currently estimates that the additional research and development, general and administrative and other direct costs associated with reaching the stage of obtaining final FDA approval on BWPT-301(TM) in treating cryptosporidiosis in people with AIDS, in the aggregate, will approximate $13 to $15 million, some of which will be paid in cash and some of which likely will be paid in shares of the Company's Common Stock or securities convertible into shares of the Company's Common Stock. As of June 30, 1997, approximately $13.2 million had been spent on BWPT-301(TM). An estimated $200,000 to $400,000 will be expended during the next twelve months as clinical trials on BWPT-301 continue. Final FDA approval on BWPT-301(TM) is currently estimated to be received as early as late calendar 1999.

Currently, it is estimated that the additional research and development, general and administrative and other direct costs associated with reaching the stage of obtaining final FDA approval on BWPT-302(TM) in treating

E. coli, strain 0157:H7, will approximate $7.5 to $9.5 million, some of which will be paid in cash and some of which likely will be paid in shares of the Company's Common Stock. The Company has recently completed initial Phase I clinical trials and will continue Phase I clinical trials throughout the remainder of fiscal year 1997. As of June 30, 1997, the Company has spent approximately $505,000 relating to BWPT-302(TM) and anticipates spending approximately $100,000 over the next twelve months as clinical trials continue.

As of June 30, 1997, the Company had spent approximately $1.3 million developing and marketing OPTIMUNE(TM). In July 1996, the Company introduced OPTIMUNE(TM), and began marketing efforts through a direct mail program. During the next twelve months the Company anticipates incurring direct costs of approximately $200,000 to $400,000 in conducting additional nutritional studies and entering into the private label and wholesale and retail markets.

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

The Company currently estimates that it has sufficient cash to fund its projected operations and budgeted research and development for the next 12 months. The factors that could cause the forward-looking statement contained in the immediately proceeding sentence to differ from that projected include catastrophic unanticipated events, dramatic increases in research and development costs, the ultimate cost to conduct nutraceutical studies and the clinical trials on BWPT-301(TM) and BWPT-302(TM).

                  PART II.    OTHER INFORMATION

Item 1 - Legal Proceedings

Sterlin v. Biomune Systems, et al., Case No. 2:95-CV-944G (U.S. District Court for the District of Utah, Central Division). On April 2, 1997, the court dismissed with prejudice all claims of the plaintiff against the Company and the other defendants in the action and assessed the costs of the litigation against the plaintiff. The final judgment on the court's decision and order was entered on May 6, 1997. In May 1997, the plaintiff filed an appeal of the lower court's decision and has requested the U.S. Court of Appeals for the 10th Circuit to reverse the decision and reinstate the claims. The Company cannot predict how the appeal will be received and there is no assurance that the defendants will prevail in such action.
Item 2 - Exhibits and Reports on Form 8-K

       (a)  Exhibits

           3     Amendment to Articles of Incorporation
           27   Financial Data Schedule

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BIOMUNE SYSTEMS, INC.
                                       (Registrant)


Date:            August 11, 1997        /s/ David G. Derrick
                                       ----------------------------
                                       David G. Derrick, Chief Executive
                                       Officer and Chairman of the Board
                                       (Principal Executive Officer)


Date:             August 11, 1997      /s/ Michael G. Acton
                                       ------------------------------
                                       Michael G. Acton,
                                       Chief Financial Officer and
                                       Controller (Principal Financial
                                       and Accounting Officer)