Form 10-K
period 1997-09-30
BIOMUNE SYSTEMS INC
filed 1998-01-13
CIK 714634

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997, or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
     _____________.

Commission File No. 0-11472

                              BIOMUNE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                      87-0380088
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


                            2401 South Foothill Drive
                         Salt Lake City, Utah 84109-1405
             (Address of principal executive offices with Zip Code)

                                 (801) 466-3441
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($0.0001 par value per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant is $2,102,548 calculated using a closing price of $0.72 per share on December 29, 1997. For purposes of this calculation, the registrant has included only the number of shares held by its officers and directors directly as of December 29, 1997 (and not counting shares beneficially held on that date) in determining the shares held by non-affiliates. As of December 29, 1997, there were issued and outstanding 3,238,813 shares of the Company's Common Stock (excludes shares issuable upon payment of accrued but unpaid dividends on Preferred Stock and 10,441 shares issuable upon conversion of 34,802 shares of Series A 10% Cumulative Convertible Preferred Stock and 829,064 shares issuable upon conversion of 1,683 shares of Series C 8% Cumulative Convertible Non-Voting Preferred Stock).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                             BIOMUNE SYSTEMS, INC.

                         1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                    Part I

                                                                                                             Page
                                                                                                             ----
Item  1.  Business..........................................................................................   4
Item  2.  Properties........................................................................................  23
Item  3.  Legal Proceedings.................................................................................  23
Item  4.  Submission of Matters to a Vote of Security Holders...............................................  24

                                                      Part II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters.............................  24
Item  6.  Selected Financial Data...........................................................................  26
Item  7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................................................  26
Item  8.  Financial Statements and Supplementary Data.......................................................  31
Item  9.  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.........................................................................  N/A

                                                     Part III

Item 10.  Directors and Executive Officers of the Registrant................................................  31
Item 11.  Executive Compensation............................................................................  34
Item 12.  Security Ownership of Certain Beneficial Owners and Management....................................  41
Item 13.  Certain Relationships and Related Transactions....................................................  43

                                                      Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................  44

             PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "1995 ACT"). SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF BIOMUNE AND ITS WHOLLY OWNED SUBSIDIARY, OPTIM. THE FORWARD- LOOKING STATEMENTS AND ASSOCIATED RISKS SET FORTH HEREIN RELATE TO (I) MARKET ACCEPTANCE OF OPTIMUNE(TM), MAXIMUNE(TM) AND JUMP!(TM) (THE "BIOMUNE NUTRACEUTICAL PRODUCTS") AND THE DEVELOPMENT OF OTHER NUTRACEUTICAL PRODUCTS BY OPTIM; (II) THE ADDITIONAL RESEARCH AND DEVELOPMENT, GENERAL AND ADMINISTRATIVE AND OTHER DIRECT COSTS ASSOCIATED WITH OBTAINING FINAL FDA APPROVAL ON BWPT-301(TM); (III) THE ADDITIONAL DOLLAR AMOUNT EXPECTED TO BE EXPENDED ON THE BWPT-301(TM) AND BWPT-302(TM) CLINICAL TRIALS UNTIL FINAL FDA APPROVAL HAS BEEN RECEIVED; (IV) THE ESTIMATED DATE OF RECEIPT OF FINAL FDA APPROVAL ON BWPT-301(TM); (V) THE ESTIMATED COMMENCEMENT DATE OF PHASE III CLINICAL TRIALS AND THE COMPLETION OF THOSE CLINICAL TRIALS ON BWPT-301(TM); AND
(VI) THE COMPANY HAVING SUFFICIENT CASH TO FUND ITS PROJECTED OPERATIONS AND BUDGETED RESEARCH AND DEVELOPMENT FOR FISCAL YEAR 1998. THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED ON ASSUMPTIONS, AMONG OTHERS, (A) THAT THE EFFICACY OF BWPT-301(TM) WILL BE ESTABLISHED DURING THE ONGOING PHASE II CLINICAL TRIALS AND THE PHASE III CLINICAL TRIALS; (B) THAT THE COMPANY WILL BE ABLE TO SUCCESSFULLY UNDERTAKE AND COMPLETE CLINICAL TRIALS ON BWPT-302(TM); (C) THAT THE COMPANY WILL BE ABLE TO SUCCESSFULLY COMMERCIALIZE THE BIOMUNE NUTRACEUTICAL PRODUCTS, AND SUCCESSFULLY DEVELOP AND COMMERCIALIZE OTHER NUTRACEUTICAL PRODUCTS; (D) THAT THE COMPANY WILL BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE THE TECHNOLOGY; (E) THAT THE COMPANY WILL NEED TO CONDUCT ADDITIONAL PHASE II CLINICAL TRIALS ON BWPT-301(TM) AND MAY NEED TO CONDUCT CLINICAL TRIALS THAT ARE DIFFERENT FROM THOSE THAT HAVE BEEN CONDUCTED TO DATE OR THAT ARE CURRENTLY CONTEMPLATED BY THE COMPANY; AND (F) THAT THE COMPANY WILL BE ABLE TO TIMELY AND PROPERLY QUANTIFY AND ANALYZE THE DATA DERIVED FROM ITS CLINICAL TRIALS. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE RESULTS OF THE CLINICAL TRIALS AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE THOSE TRIALS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. THIS IS PARTICULARLY TRUE GIVEN THE DYNAMIC NATURE OF THE PROCESS IN WHICH THE COMPANY IS INVOLVED WITH RESPECT TO BWPT-301(TM) AND BWPT- 302(TM). BUDGETING AND OTHER MANAGEMENT DECISIONS ARE SUBJECTIVE IN MANY RESPECTS AND THUS SUSCEPTIBLE TO INTERPRETATIONS AND PERIODIC REVISION. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

                                    PART I

ITEM 1.  BUSINESS

         GENERAL

         Biomune Systems, Inc. ("Biomune" or the "Company") is a development stage biopharmaceutical and nutraceutical company that, along with its wholly owned subsidiary, Optim Nutrition, Inc. ("Optim"), is engaged in the research, development, production and marketing of biologic pharmaceutical products and nutraceutical food supplements derived from the Biomune Whey Protein Technology (the "Technology," also referred to as "BWPT" or "ProMune(TM)"), which is designed to provide or increase protective immunities from and immune response to disease and to provide nutritional supplementation. Nutraceutical products are food supplements that are derived from a food base and marketed as a beneficial source of nutrients to promote good health. The Company believes that ProMune(TM) may be utilized to develop products to treat various gastrointestinal and infectious diseases in humans and that products derived from the Technology may help increase the body's immune response. The Company also believes that certain products derived from the Technology may provide nutritional supplementation for certain individuals who are nutritionally deprived or immune stressed or compromised.

         The Company has filed Investigational New Drug Applications ("IND") with the United States Food and Drug Administration (the "FDA"), the United States government agency that regulates drugs for humans, on two biological pharmaceutical drug candidates developed from the Technology: BWPT-301(TM) (formerly known as Immuno-C), which the Company believes may prevent and/or treat cryptosporidiosis, a gastrointestinal disease caused by the cryptosporidium parvum (C. parvum) microorganism, which causes acute and severe diarrhea in humans; and BWPT-302(TM), which the Company believes may be used in the treatment of infection by the life-threatening bacteria, Escherichia coli, strain 0157:H7 ("E. coli, strain 0157:H7"), a disease that causes severe bloody diarrhea, and in children, a hemolytic uremic syndrome associated with a high risk of permanent kidney damage. The Company is currently conducting Phase II clinical trials on its BWPT-301(TM) drug candidate and plans to commence Phase II clinical trials on its BWPT-302(TM) drug candidate. See "-- Biologic Pharmaceutical Activities."

         Based upon data obtained from clinical trials and other studies involving whey protein concentrate (the "Base Product") and BWPT-301(TM), which suggest potential health-related nutritional benefits from the use of nutraceutical products developed utilizing the Technology, the Company, through Optim, developed and has been attempting to commercially market a nutraceutical product based on the Technology. That product, Optimune(TM), is marketed to immune-compromised individuals who need nutritional supplementation for any number of reasons. The preliminary test marketing launch (the "pre-launch") on Optimune(TM) commenced on June 17, 1996. Commercial Marketing of Optimune(TM) commenced on July 8, 1996. Only minimal revenues have been generated from the sale of Optimune(TM) to date. See "-- Nutraceutical Activities" and "-- Market Potential for the Company's Products -- Optimune(TM) and other Nutraceuticals."

         The Company historically has invested significant sums in the research and development of the Technology and its products. The research, development and testing activities of the Company to date as described in this report have been funded almost entirely and independently by the Company, without third-party assistance. Moreover, during the fiscal year covered by this Report, the Company's pharmaceutical product development efforts were scaled back compared to prior years as a result of limited capital. Management nevertheless believes that its past development efforts have positioned the Company to pursue any future research and development in this area with the assistance of funding from joint venture partners, strategic alliances, private or governmental grants or other third-party funding sources. There can be no assurance that such sources will be available to the Company or that the terms on which such funding may be offered in the future will be favorable. Absent such third-party involvement, the Company anticipates that its efforts with respect to research and development associated with pharmaceutical product candidates based on the Technology, both existing and potential, will continue to be severely curtailed and may be postponed until such time as third party participation becomes available.

         The Company also owns the rights to certain medical waste technologies consisting of (i) a device for the sterilization and decontamination of medical devices and wastes, (ii) a bioremediation process to detoxify and degrade hazardous substances and (iii) a device and process for the safe treatment of used medical stains. In May 1996, the Company granted a license to Biomed Patent Development, L.L.C. ("Biomed"), to use the technology related to the medical sterilization and decontamination device in return for certain royalties. Biomed is owned or controlled by certain shareholders of the Company. See "-- License of Medical Device Sterilization Technology".

         To date, the Company has generated no revenues from the sale of any biological drugs or biological drug candidate, although Optim has generated a minimal amount of revenues from the sale of Optimune(TM) and Maximune(TM). There can be no assurance that the Company will ever generate revenues from sales of biological drugs/pharmaceutical products, or if the Company were to generate revenues from any such products or product candidates, that such revenues would result in gross or net profits or positive operating margins, or that such revenues would result in a positive cash flow.

         PROMUNE(TM) AND BWPT

         The Technology is a licensed, patented process of filtering specific proteins from bovine whey, a by-product of cheese production, to produce the Base Product, from which various drugs and product candidates are formulated. The Technology was developed based on numerous pre-clinical studies that indicate colostrum, a substance every mother mammal imparts to its newly-born infant, provides a mechanism for the infant to receive passive immunity. In analyzing colostrum, scientists have discovered that it contains thousands of immune enhancing proteins known as immunoglobulins (or antibodies). The Company believes that when antibodies from whey are concentrated, the beneficial effects of those antibodies duplicate the effects of colostrum. Disease fighting antibodies can be found not only in colostrum, but also in cows' milk, and can be extracted from ordinary whey. Biomune's Technology utilizes a filtration process that produces high concentrations of antibodies, as well as protein and molecules that may be beneficial in the treatment of infectious diseases in humans. The Company has the exclusive right and license (through a License Agreement dated May 21, 1991, which was subsequently amended as of December 15, 1995, and September 13, 1996), with Protein Technology, Inc. ("PTI"), to utilize the Technology solely for human applications in the United States, Canada, Kenya, Ivory Coast, Zimbabwe, Ghana and Nigeria and each of their territories and possessions.

         The Technology differs significantly from other existing technologies, such as hyper-immunization and colostrum-based or colostrum-like technologies. Hyper-immunization involves the injection or other exposure of a cow to a particular disease and the extraction from the cow's milk or colostrum of antibodies that are produced by the cow. The Company believes that utilization of the Technology's process of filtering and concentrating bovine whey represents a new and possibly more effective and possibly more economical approach in the development of pharmaceuticals for the treatment and/or prevention of certain diseases in humans and in the development of nutraceutical products for the promotion of good health in humans. The Company's approach utilizes readily available whole milk from cows that have not been hyper-immunized and also achieves the goal of higher antibody titers (the relative degree of concentration of antibodies) by filtration and concentration rather than by hyper-immunization. The Company believes hyper-immunization precludes the use of the cows' milk or colostrum for anything other than the intended purpose. The Company seeks to utilize whole milk rather than colostrum because whole milk is available from each cow daily throughout the year, whereas colostrum is generally available for only several days per year from each cow.

         Based on the results of Phase I and Phase II clinical trials that were conducted using the Company's BWPT-301(TM) pharmaceutical product candidate, the Company believes that products developed based on the Technology may be successful in improving and promoting gastrointestinal health, especially in (i) people who are HIV positive or have AIDS, (ii) immune-compromised patients such as those undergoing high-dose antibiotic or chemotherapy treatment and (iii) post-surgical and chronic care patients.

         The Company is currently focusing on the prevention and/or treatment of cryptosporidiosis and E. coli, strain 0157:H7, with its biologic pharmaceutical drug candidates BWPT-301(TM) (formerly known as Immuno-C) and BWPT-302(TM), respectively. In addition, the Company believes that pharmaceutical products developed through the utilization of the Technology may be useful in the prevention and/or treatment of other diseases, although the Company has not prepared or filed an IND with the FDA with respect to any such potential pharmaceutical drug candidates. Some of the other diseases or microbial infections that the Company believes may be preventable and/or treatable include certain infectious bacteria known to be enteric (or intestinal) pathogens (including, for example, Helicobacter pylori ("H. pylori"), Clostridium difficile ("C. difficile"), Campylobacter jejuni ("C. jejuni"), Yersinia enterocolitica ("Y. enterocolitica") and Staphylococcus aureus ("Staph. aureus") and certain non-infectious immunologically-based syndromes, diseases and other conditions (including, for example, certain cancers, such as prostate cancer, arthritis, irritable bowel syndrome, traveler's diarrhea and acne)).

         BIOLOGIC PHARMACEUTICAL ACTIVITIES

         As is described in the following section, between 1994 and early 1997, the Company invested heavily in clinical and non-clinical development of pharmaceutical applications of the Technology. During fiscal 1997, the Company shifted much of its focus to completing the development and marketing of nutraceutical products incorporating the Technology. In light of the status of its current efforts in the nutraceutical arena, and assuming the availability of necessary capital, of which there can be no assurance, the Company anticipates that it will devote increased attention and resources to developing pharmaceutical applications of the Technology during fiscal 1998 as funding from private or governmental grants, joint ventures or other third parties may be made available, while continuing to focus on nutraceutical applications.

                  Clinical Trials

         BWPT-301(TM). The Company completed Phase I clinical trials on BWPT-301(TM) (formerly known as Immuno-C) in October 1994 resulting in the establishment of its safety profile in healthy humans within certain dose range parameters.

         A pediatrics protocol was submitted to the FDA in October 1995 for the treatment of six pediatrics patients with advanced AIDS and chronic cryptosporidiosis. No patients have yet been enrolled in this study. There is presently no time-table for commencing this study, and there can be no assurance that the Company will ever commence clinical studies under this research protocol.

         However, the FDA approved the Company's Emergency IND No. 6679 in June 1996 for the treatment of one pediatric patient with advanced AIDS and cryptosporidiosis. The patient was treated according to the Company's pediatrics protocol, which allows for 90 days of dosing with the Base Product at a maximum dose of 3.0 g/kg/day. The patient is under the care of Dr. Margarita Silio, who is affiliated with Dr. Russell Van Dyke, head of the pediatric AIDS section at Tulane University and Louisiana State University. The patient, a 12 year old girl with advanced AIDS, had cryptosporidiosis for several months before beginning the study and was experiencing diarrhea in excess of 1,000 g/day at the commencement of the study. The patient had a CD4 cell count of 1/uL on June 10, 1996 and weighed only 51.7 lbs. No pathogens other than cryptosporidium parvum ("C. parvum") were identified in the patient's stools. After 65 days of treatment at a dose of 2 g/kg/day, the study investigator reported that the girl's weight had increased 18%, to 59.6 lbs, with marked clinical improvement. By the end of the study, the girl's diarrhea had improved dramatically; stool frequency had decreased and stool consistency was more formed. The study was completed in September 1996. To date, the Company has not applied for subsequent emergency INDs, and has no present plans to apply for subsequent emergency INDs.

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

         BWPT-302(TM). The Company filed an IND with the FDA on December 15, 1995 in connection with the development of its second pharmaceutical product candidate, BWPT-302(TM). The Company has now concluded its adult Phase I clinical trials on BWPT-302(TM) and, after the analysis of the data from those trials, and assuming the availability of the necessary capital, of which there can be no assurance, is planning to commence a Phase I/II clinical trial to continue gathering data on BWPT-302(TM).

         The Company filed this second IND focusing on certain strains of Escherichia coli because of the amount of existing animal data supporting the efficacy of products developed utilizing the Technology for the treatment of Escherichia coli. A product similar to BWPT-302(TM) was developed, utilizing the same technology, for animal applications, which product received approval from the United States Department of Agriculture with a specific claim for the treatment of a certain strain of Escherichia coli. The Company has no rights with respect to that animal product. There is presently no effective drug to treat certain strains of Escherichia coli (and particularly E. coli, strain 0157:H7) in humans. The Company believes there may be as many as 20,000 cases of
E. coli, strain 0157:H7, in humans in the United States each year, resulting in approximately 250 deaths. This bacterial strain, which is acquired from undercooked hamburger meat or from other sources, can cause severe bloody diarrhea, and in children, a hemolytic uremic syndrome associated with a high risk of permanent kidney damage. In fiscal 1996, this IND was expanded to include strains of Escherichia coli that are entero adherent Escherichia coli
(EAEC), which the Company believes may substantially increase the market potential for a drug that proves to be effective.

         The Company has completed the administration of BWPT-302(TM) to healthy individuals in Phase I dose tolerance trials. Through those dose tolerance trials, the Company gained a general understanding of how well various doses of BWPT-302(TM) are tolerated. There is presently no timetable for continuing studies associated with this IND.

                  Other Pharmaceutical Applications

         Subject to the availability of adequate amounts of capital from joint venture partners or grants from government or other third party sources, of which there can be no assurance, the Company intends to continue its research and pre-clinical development efforts in order to assess the feasibility of filing additional INDs, followed by clinical trials, in respect of potential drug candidates to be developed, utilizing the Technology, for the treatment of certain infectious bacteria (including, for example, H. pylori, C. difficile, C. jejuni, Y. enterocolitica and Staph. aureus) and certain non-infectious immunologically-based syndromes, diseases and conditions (including, for example, certain cancers, such as prostate cancer, arthritis, irritable bowel syndrome and acne). At this time, there can be no assurance that sufficient financial resources will be available when and in the amounts needed, or that the development efforts of the Company will be successful or that commercially viable products incorporating the Company's Technology will be developed.

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

         From January 1996 to December 1996, Dr. Frederick Clayton at the Regional Veterans Administration Hospital in Salt Lake City, Utah conducted indirect immuno-fluorescence testing of the Base Product on various pathogenic enteric microorganisms. Preliminary results from that research indicated a possible immuno-reaction against several gastrointestinal tract pathogenic bacteria. There is presently no timetable for continuing research in these areas.

         NUTRACEUTICAL ACTIVITIES

         Based upon the results of and the information obtained from clinical trials and other studies involving the Base Product and BWPT-301(TM), which trials and studies suggest potential health-related benefits from the use of nutraceutical products derived from the Technology, the Company, during fiscal 1995, undertook an analysis of the nutraceutical market. Nutraceutical products are food-based nutritional supplements marketed as a beneficial source of nutrients to promote good health in humans. On October 31, 1995, the Company incorporated Optim for the purpose of developing and marketing nutraceutical products. To date, Optim has developed three nutraceutical products:
Optimune(TM), which is a nutritional dietary supplement marketed primarily to people who are HIV positive or have AIDS or other immune- compromised individuals, Maximune(TM), a nutritional dietary supplement similar in composition to Optimune(TM) but manufactured in capsule form and marketed primarily to healthy people who desire weight maintenance or management assistance, and Jump!(TM) a fruit-flavored protein drink mix (Optimune(TM), Maximune(TM) and Jump!(TM) are collectively referred to in this Report as the "Biomune Nutraceutical Products"). The Company is presently in the process of developing a marketing plan for Jump!(TM)

         To date, the marketing of the Biomune Nutraceutical Products has generated only minimal amounts of revenue. The Company has learned that the market for a weight gain, immune-enhancing nutrition supplement is very competitive and relatively difficult to penetrate. The Company will continue to promote its products in these markets, while pursuing its new marketing plan of seeking broader applications of the Technology for products with general market appeal.

         FDA approval is not required to commence the marketing and sale of nutraceutical products. However, in order to make broad and non-specific claims regarding the benefits of using a particular nutraceutical product, studies must be conducted to substantiate those claims. In addition, the Company's nutraceutical products must be appropriately labeled in accordance with the Dietary Supplement Health and Education Act of 1994 (the "Dietary Supplement Act"). At any time subsequent to commencement of marketing of a nutraceutical product, both the FDA and the United States Federal Trade Commission (the "FTC") have the right to review the accuracy of the product claims being made. A company marketing nutraceutical products cannot make claims such as the ability of a product to cure a particular disease or illness. Rather, claims must be broadly made and may not be made with respect to diagnosis, treatment, cure, mitigation or prevention of a specific disease or illness.

         Optim has completed a nutritional study that was monitored by Clinimetric Research Associates, a contract research organization ("Clinimetric"). This study was conducted at two sites: St. Francis Memorial Hospital in San Francisco, California, and the East Bay AIDS Clinic in Berkeley, California. Participant recruitment was completed in mid-May 1996 and patients were monitored through the end of June 1996. This pilot study was designed to examine the effects of two different doses of ProMune(TM) on wasting syndrome. Secondary objectives included examining effects of ProMune(TM) on Karnofsky Performance Score and quality of life as measured by HIV-Medical Outcome Study
(MOS). Patients were randomized to either 20g ProMune(TM) powder daily or 60g ProMune(TM) powder daily (20g, 3 times a day). Product could be mixed with cold food or beverage. The study period was 6 weeks after which patients could elect to continue for an additional 6 weeks. BCM was measured using bioelectrical impedance analysis. Study staff were trained to use the equipment prior to beginning the study. Quality of Life was measured using the MOS-HIV 30-Item
Form developed by the Medial Outcomes Trust. 35 patients were randomized, 29 patients completed 5 weeks, and 23 patients completed 12 weeks. There were no significant differences detected between the 2 doses, and results of this study showed that 75.9% of the study participants were able to reverse their involuntary weight loss. 83% of the participants stated that their quality of life was the same or better, and the doctor stated that 87% of the participants' quality of life was the same or better.

         In October 1997, Dr. Donald P. Kotler at St. Lukes-Roosevelt Hospital Center in New York completed a yearlong metabolic study. The results of this study will be publicly available at a future date (probably June 1998) in accordance with the protocols and guidelines governing such studies. Other study sites that began less rigorous studies are located in California, Florida, New York and Oklahoma. Study results from the Associates in Medical and Mental Health (the Oklahoma site) indicate a significant increase in body cell mass (muscle), body weight and quality of life after 8 weeks on ProMune(TM). Body cell mass increased an average of 0.9kg (1.9 lbs.) an increase for 79% of study participants. These nutritional studies are designed to yield anecdotal and corroborating data of the previous studies and provide new data that may encourage the Company to introduce potential customers for Optimune(TM) to Optim. There is presently no timetable for completing studies at other sites.

         LICENSES AND PATENTS RELATING TO THE TECHNOLOGY

         Pursuant to a License Agreement dated May 21, 1991, and subsequently amended as of December 15, 1995 (as amended, the "License"), PTI granted the Company the exclusive right and license to utilize the Technology in connection with the marketing and sale of pharmaceutical and nutraceutical products, solely for human applications, in the United States and Canada and each of their territories and possessions. Effective September 13, 1996, the Company and PTI amended the License to expand the territories in which the Company is exclusively licensed to market and sell products utilizing the Technology to include the following countries and areas and their respective territories and possessions: (i) the United States of America; (ii) Canada; (iii) Kenya; (iv) the Ivory Coast; (v) Zimbabwe; (vi) Ghana; (vii) Zambia; and (viii) Nigeria. The License includes the rights to human applications of the Technology contained under four United States patents, each of which relates to methodologies to produce large proteins (immunoglobulins) on a mass production basis. PTI has not represented or warranted the quality or coverage of any of those patents, and therefore the Company does not and cannot provide any assurance regarding PTI's rights therein. The License expires in May 1999, unless the Company, prior to such date, has generated annual gross revenues from the sale of products developed utilizing the Technology of not less than $2,000,000, in which event the License will be automatically extended until the expiration date of the latest patent to expire covered by the License (including any extensions to such patent registrations). Based on the patents currently licensed thereunder, the License, if so extended, would expire on March 28, 2006.

         PTI may terminate the License upon the Company's failure to observe or perform any of the covenants, terms, conditions or provisions contained therein or in the event of a breach of any representation or warranty made by the Company that is not cured within 30 days after receipt of written notice thereof from PTI. Among other things, the License requires that the Company maintain certain levels of product liability insurance coverage. Due to the lack of any revenue from sales of pharmaceutical products and the limited amount of sales to date of the Biomune Nutraceutical Products and the high costs associated with product liability insurance, the Company presently does not maintain product liability insurance coverage in the amounts required by the License. The Company does, however, have product liability insurance in amounts which the Company's management believes to be sufficient in light of its obligations to PTI under the License, present sales levels and its independent product liability exposure. The Company's management does not believe that its technical failure to comply with the insurance coverage covenant of the License will result in termination of the License by PTI. In addition, the Company anticipates that it will provide the full amount of coverage required under the License as soon as revenues justify such expenditure. There can be no assurance, however, that PTI will not assert that the License has been breached in a material respect justifying termination, and seek to enforce its rights under the License. The License may also be terminated by PTI if the Company commences or has commenced against it any proceeding under applicable bankruptcy law, makes a general assignment for the benefit of its creditors, has a trustee or receiver appointed, suffers the attachment, execution or judicial seizure of substantially all of its assets, or becomes insolvent or liquidates or dissolves.

         The License also provides that promptly following the issuance of authorization or approval by the FDA for sales of any pharmaceutical products covered by the License, the Company and PTI will negotiate in good faith for the grant of licensing rights for pharmaceutical products in other parts of the world. In addition, upon achieving sales of $1,000,000 during any 12 month period with respect to nutraceutical products covered by the License, the Company and PTI will negotiate in good faith for the grant of licensing rights in other parts of the world.

         The Company is required to pay PTI royalties in the amount of 5% of gross receipts from the sale of all products covered by the License with respect to the first $3,500,000 of sales during each annual period and 7% of gross receipts with respect to all sales in excess of $3,500,000 during such annual period. In addition, in the event the License is extended past May 1999, the Company is required to pay PTI annual advances to be applied against royalties in the amount of $100,000 for the first year of such extension, and increasing by $10,000 each year thereafter. As of September 30, 1997, the Company had not paid any royalties to PTI under the License.

         In December 1995, a patent application was filed on behalf of certain individuals relating to a method for enhancing the immune system using the Technology and the Base Product. That patent application relates to an increase in CD4 cell count in immune-compromised individuals. The patent application and the invention covered thereby have been assigned to the Company. The title of this patent application is "A Method for Enhancing the Immune System using Immunologically-Active Bovine Whey Protein Concentrate." The authors on that patent are Frank A. Eldredge, Ph.D., formerly the Company's Executive Vice President -- New Product Development, David O. Lucas, Ph.D., a member of the Company's Scientific Advisory Board, and Craig D. Moffat, M.D., a consultant to the Company. Under the terms of the License, the improvements to the Technology that are the subject of this patent application will be owned by PTI.

         MANUFACTURING AND BASE PRODUCT SUPPLY ARRANGEMENT

         Optim orders all of its requirements for the Base Product for the manufacture of the Biomune Nutraceutical Products, and the Company will order all of its requirements for the Base Product for BWPT-301(TM) and BWPT-302(TM), from PTI, which, in turn, places orders with a distributor in New Zealand. This distributor contracts with a single manufacturer to manufacture all of such requirements at its New Zealand facilities.

         The Base Product to be used by the Company in connection with the Phase III clinical trials of the Company's drug candidates must be manufactured in accordance with current FDA-established Good Manufacturing Practices ("GMP"). The FDA's GMP standards establish stringent practices and procedures that must be followed by a manufacturer in order to ensure the consistency of the product and minimize the possibility of product contamination or adulteration. The Base Product utilized during Phase III clinical trials must be produced at a manufacturing facility that meets the FDA's then-current GMP standards.

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

                  Biomune Nutraceutical Products

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

         Each of these markets represents a significant opportunity for the marketing and distribution of Optimune(TM) and/or similar nutraceutical products. However, other than with respect to the AIDS and HIV market, where marketing has already commenced, there can be no assurance that Optim will commence commercial marketing of Optimune(TM) or any other nutritional or nutraceutical product to the above-described markets or to any other market, nor can there be any assurance that if commercial marketing is commenced, such effort would be successful. To date, the Company has had very limited success in its efforts to sell Optimune(TM) to these markets.

         Maximune(TM) and Jump!(TM) are nutritional supplements designed to be marketed to healthy individuals to assist with weight maintenance or management or to improve their immune system. The Company presently is in the process of evaluating the potential markets for these products with a view to developing a comprehensive marketing program.

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

                  BWPT-302(TM)

         E. coli, strain 0157:H7, infection causes severe bloody diarrhea, and in children, a hemolytic uremic syndrome associated with a high risk of permanent kidney damage. E. coli, strain 0157:H7, has been found to be the cause of severe illness and death in certain cases of ingestion of tainted hamburger meat. While the Company believes that this market involves only approximately 20,000 cases per year in the United States, resulting in approximately 250 deaths, because of the severity of this condition, the Company believes that an important market opportunity exists.

                  Other Gastrointestinal Microorganisms and Syndromes

         While the Company is currently focusing its efforts and resources on its two pharmaceutical drug candidates, BWPT-301(TM) and BWPT-302(TM), and the Biomune Nutraceutical Products, in the future it may begin research and development utilizing the Technology for other possible disease indications, including, but not limited to, H. pylori, prostate cancer, C. jejuni, irritable bowel syndrome, arthritis, traveler's diarrhea, acne and certain immunological disorders and infections by microorganisms. There can be no assurance that the Company will commence such research and development efforts or that sufficient financing for such development efforts will be available when and in the amounts required.

         MARKETING AND DISTRIBUTION ARRANGEMENTS

         For a discussion of the Company's License with PTI, see "Licenses and Patents Relating to the Technology" above.

         Optim began marketing Optimune(TM) on a non-prescription or "doctor recommended" basis. Optimune(TM) is being marketed and distributed directly by Optim primarily to people who are HIV positive or have AIDS. The

Company began with a marketing pre-launch, which consisted of a direct mail effort, a free sampling program, marketing efforts directed toward AIDS support groups and other efforts. Commercial marketing efforts followed. The Company commenced marketing Maximune(TM) during fiscal 1997 as a dietary supplement to healthy individuals who desire weight maintenance or management assistance or who desire generally to improve their health. The Company has not yet commenced marketing Jump!(TM). There can be no assurance that the Company or Optim will ever be able to market and distribute the Biomune Nutraceutical Products profitably or that the Company or Optim will be successful in establishing any distribution relationships. To date, only limited distribution has been achieved and only minimal revenues have been received.

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

         Competition in the pharmaceutical industry is extremely intense. Most, if not all of the Company's competitors or potential competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources, and experience than does the Company. The Company is not aware of any competitor or potential competitor that has developed and successfully commercialized any pharmaceutical that effectively treats cryptosporidiosis in humans. Although certain drugs have been found to be effective against some strains of the Escherichia coli bacteria, the Company is not aware of any drugs that have proven effective against the strain of Escherichia coli that the Company has identified for treatment with its BWPT-302(TM) drug candidate (i.e., E. coli, strain 0157:H7). Several potential competitors are currently researching and developing colostrum-based or colostrum-like and hyper-immunization drugs for the treatment of cryptosporidiosis and other diseases in humans. Some of these competitors are currently seeking FDA approval for their respective drugs. If a competitor were successful in developing a competing product and in receiving FDA approval to market prior to the Company receiving such FDA approval on BWPT-301(TM), BWPT-302(TM) and/or any other drug candidate developed by the Company, the value, viability and marketability of BWPT-301(TM), BWPT-302(TM) and/or any such other drug candidate could be materially adversely affected and the Company's business prospects severely negatively impacted.

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

         The Company is also subject to increasing competition from existing companies that market various powders and proteins for weight management and general health to otherwise healthy individuals in which markets Maximune(TM) and Jump!(TM) will compete.

         GOVERNMENT REGULATION

         All of the biopharmaceutical products and technologies owned by or licensed to the Company are heavily regulated by the FDA, the EPA and/or other regulatory authorities pursuant to applicable federal, state and/or local laws, rules and regulations. While the Company's nutraceutical products will probably not be subject to premarket approval by the FDA, they will be regulated on a post-marketing basis by the FDA and be regulated by the FTC and other regulatory authorities pursuant to applicable federal, state and/or local laws, rules and regulations. The Company is in the process of seeking FDA approval for BWPT-301(TM) and BWPT-302(TM). In addition, Optimune(TM) and other nutraceutical product labeling and promotional materials may be reviewed by the FTC and the FDA. The Dietary Supplement Act governs the labeling of and certain other matters related to dietary supplements. While the FDA has adopted regulations that could apply to such supplements, the FDA has decided to date not to enforce certain of those regulations. The FDA has proposed new regulations applicable to nutraceutical products that will supersede the existing regulations. The Dietary Supplement Act dictates the labeling requirements for dietary supplements (such as Optimune(TM)). The Company believes it is currently in compliance with the Dietary Supplement Act and the proposed regulations recommended to be followed by the FDA. The Company has incurred and will continue to incur substantial costs in complying with applicable laws, rules and regulations to which it and its operations and products and product candidates are subject. The Company believes that it is currently in compliance in all material respects with all applicable laws, rules and regulations governing its operations and products and product candidates.

         LICENSE OF MEDICAL DEVICE STERILIZATION TECHNOLOGY

         The Company owns a 90% interest in certain technology relating to the sterilization and decontamination of medical devices and waste (the "Sterilization Technology"). Pursuant to a License Agreement dated as of May 6, 1996 (the "Sterilization License"), the Company granted a 15 year license to Biomed, the owner of the remaining 10% interest in the Sterilization Technology, for the exclusive use of the Sterilization Technology in connection with the manufacture and distribution of medical devices based on the Sterilization Technology and the provision of services relating thereto. In September 1997, Biomed assigned its rights under the Sterilization License to Bioxide Corporation ("Bioxide") in exchange for Bioxide stock and the assumption of certain liabilities. David G. Derrick and James J. Dalton, directors and/or executive officers of the Company own approximately 15% and 29%, respectively, of the issued and outstanding stock of Bioxide. Mr. Derrick is also a director of Bioxide.

         Under the Sterilization License, the Company received royalties for the first year of the Sterilization License of $45,000. The Company is entitled to receive royalties for all subsequent years equal to the greater of (i) 0.9% of gross sales or (ii) $90,000. The Company did not receive any payments under the Sterilization License during the fiscal year ended September 30, 1997.

         The Company has represented and warranted to Biomed that the Company is the owner of a 90% interest in the Sterilization Technology and that the Sterilization Technology, to the best of the Company's knowledge, does not infringe any patent rights, copyrights, trade secret rights or other proprietary rights of others. Notwithstanding the foregoing, Biomed has entered into a license with a third party in settlement of an alleged infringement claim by such third party relating to the Sterilization Technology, and Biomed has indemnified the Company against any damages resulting from claims of such third party. In addition, the Company's liability under the Sterilization License has been limited to the aggregate royalties received by the Company under the Sterilization License.

         DIVESTITURE OF VOLU-SOL

         The Board of Directors of the Company authorized the divestiture of Volu-Sol, Inc., a wholly owned subsidiary ("Volu-Sol"), through the distribution ("Distribution") to Company shareholders of record as of March 5, 1997, of all of the outstanding shares of Common Stock of Volu-Sol. Volu-Sol, while affiliated with the Company, engaged in the commercial manufacture, distribution and marketing of medial diagnostic stains to the medical and research laboratory industry. Volu-Sol has never operated profitably, although it has received revenues on an ongoing basis. Shareholders of the Company at the close of business on March 5, 1997, the record date for the Distribution will receive one
(1) share of Volu-Sol Common Stock, par value $.0001 per share for each share of Biomune Common Stock owned on March 5, 1997. No fractional shares will be issued. All fractional shares will be rounded to the nearest whole share.

         Volu-Sol has filed with the SEC a Registration Statement on Form 10-SB (the "Registration Statement") under the Exchange Act with respect to the Distribution. The Registration Statement became effective by operation of law on December 1, 1997. An Information Statement will be mailed to the shareholders concerning the Distribution on or about January 15, 1998. The effective date of the divestiture is October 1, 1997. Volu-Sol is required to comply with the reporting requirements of the Exchange Act and now files annual, quarterly and other reports with the SEC. Volu-Sol will also be subject to the proxy solicitation requirements of the Exchange Act and, accordingly, will furnish audited financial statements to its shareholders in connection with its annual meetings of shareholders. If the stock of Volu-Sol is listed on any exchange, Volu-Sol will be required to file with such exchange copies of such reports, proxy statements and other information which can then be inspected at the offices of the exchange.

         As a result of the divestiture of Volu-Sol, the Company no longer owns an interest in the medical stain technology business operated by Volu-Sol.

         EMPLOYEES

         As of September 30, 1997, the Company employed 6 full-time employees and 1 part-time employee, as follows: Biomune -- three full-time employees and one part-time employee; Optim -- three full-time employees. The Company is dependent upon the efforts and abilities of certain of its senior management personnel, particularly David G. Derrick, the Company's Chief Executive Officer, President and Chairman of the Board. The loss of the services of Mr. Derrick could have a material adverse effect on the Company and its operations and prospects.

         The Company contracts with certain third parties for a significant portion of its research and development requirements, and intends to continue to do so in the future. None of the Company's employees are subject to a collective bargaining agreement. While certain of the Company's employees have experience in the medical products and biotechnology fields, and all of the members of the Company's Scientific Advisory Board are experienced physicians with varying areas of expertise, such experience may not necessarily be indicative of the Company's ability to achieve profitable operations.

         THE ROCKWOOD TRANSACTION

         Effective October 1, 1997, the Company entered into an agreement by which it agreed to acquire all of the issued and outstanding shares of the capital stock of Rockwood. Ira E. Ritter is the sole shareholder and control person of Rockwood. In connection with the acquisition as contemplated by the agreement, Mr. Ritter was to become the Company's President. He served in that capacity from July 1997 until January 1998. The total purchase price for Rockwood was to be $5,960,000. The key terms of the transaction as set forth in the purchase agreement included the following:

         . The purchase price of $5,960,000 included all of the issued and outstanding shares of Rockwood. Upon consummation of the transaction, Rockwood would have become a wholly owned subsidiary of the Company.

         . Prior option payments of $210,000 by the Company were to be credited against the purchase price and would have reduced the amount of cash otherwise payable at closing of the purchase.

         . $460,000 of the purchase price was to be paid from Rockwood operating profits for the period October 1997 through January 1998.

         . The purchase price was to be reduced by the amount of sales of Rockwood for the twelve months preceding the closing of the purchase less than $4,000,000.

         . As additional consideration, Mr. Ritter was to receive Warrants to purchase stock which would have become exercisable if the Company achieved sales volumes as follows: (i) 200,000 shares of Common Stock at $10.50 per share when the Company realized revenues of $7,500,000 per year, (ii) 200,000 shares exercisable at $25.00 per share when sales reached $10,000,000 per year, (iii) 200,000 shares at $35.00 per share when sales reached $15,000,000 per year; and (iv) 200,000 shares at $45.00 per share when sales reached $20,000,000 per year.

         .        Final payment was due January 5, 1998.

         . Mr. Ritter was to have the right to nominate up to 3 members of an expanded nine-member Board of Directors.

         . The balance of purchase price was to bear interest at an annual rate of 5% from October 1, 1997 through the date final payment was made.

         . Mr. Ritter or his assign was to receive a royalty on certain products or distribution arrangements for a period of five years following the closing.

         After the execution of the agreement, and subsequent to the Company's fiscal year end, the Company withdrew from the transaction and terminated the agreement. A primary factor in the Company's decision to terminate the agreement was the significant dilution that would result to the Company's existing shareholders in light of the decline in the market price of the Company's Common Stock between the time the agreement was executed and the planned closing date. By agreement, Mr. Ritter will retain all cash payments made to him or Rockwood or their affiliates prior to the date of termination. Rockwood will continue to distribute the Company's products under the terms of certain license agreements entered into in connection with the proposed purchase. Mr. Ritter was replaced as the Company's President by Mr. Derrick, who served as the Company's President prior to the execution of the Rockwood agreement.

         CERTAIN BUSINESS CONSIDERATIONS AND RISK FACTORS

         The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained herein.

         Development Stage; Technological Uncertainty. The Company is a development stage company. The Company has not produced or marketed any pharmaceutical products and therefore has received no revenues from sales of pharmaceutical products. The Company has produced only limited revenues from the Biomune Nutraceutical Products, which limited revenues have not been sufficient to offset expenses incurred in connection with the Company's operations resulting in ongoing losses. To date, the Company's resources have been dedicated to the research and development of pharmaceutical and nutraceutical candidates utilizing the Technology, pre-clinical studies and clinical trials on those product candidates; studies on Optimune(TM), and development of product formulations for the broader market. The Company has developed only two pharmaceutical product candidates and three nutraceutical products to date. The commercialization of the Company's pharmaceutical product candidates has required and will continue to require significant additional investment, research and development, pre-clinical and clinical testing, and regulatory approvals, while commercialization of the Company's nutraceutical products will require significant additional investment, research and development, and nutritional studies. There can be no assurance that the Company will be able to develop products at a reasonable cost or market successfully any of its product candidates. Further, those product candidates may prove to have undesirable or unintended side effects that may prevent and/or limit their commercial use. All of the Company's pharmaceutical product candidates, including BWPT-301(TM) and BWPT-302(TM), will require regulatory approval before they can be commercialized and will be subject to regulatory oversight upon commencement of commercial use. The Company anticipates that additional clinical studies required in connection with FDA approval of its pharmaceutical product candidates will be completed only pursuant to a joint venture partnership or substantial grants from government or private sources. There can be no assurance that any products that ultimately are developed by the Company will generate substantial revenues or that the Company will ever be profitable.

         History of Operating Losses; Uncertainty of Future Profitability. The Company has incurred significant operating losses since its inception. As of September 30, 1997, the Company had an accumulated deficit of $35,480,749. The Company expects to continue to incur significant operating losses at least through fiscal year 1998, primarily due to the ongoing marketing efforts with respect to the Biomune Nutraceutical Products and related marketing expenditures, acquisition expenses and costs, expansion of its research and development programs, including pre-clinical studies and clinical trials for its existing pharmaceutical product candidates, nutritional studies for the Biomune Nutraceutical Products, regulatory compliance requirements related to its pharmaceutical product candidates, studies and trials for other products that it or its subsidiaries may develop and the implementation of programs to market those products that are ultimately approved for distribution, if any. The Company's ability to achieve profitability depends upon its ability to successfully market the Biomune Nutraceutical Products, to acquire, discover or develop new products, to obtain any necessary regulatory approvals of its proposed pharmaceutical products and to enter into agreements for product development, manufacturing, distribution, and commercialization. There can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of its proposed or acquired products. The consolidated financial statements of the Company have been prepared on the assumption that the Company will continue as a going concern. The Company's independent public accountants have issued their report dated December 5, 1997 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's product line is limited and it has been necessary to rely upon financing from the sale of its equity securities to sustain operations. Additional financing will be required if the Company is to continue as a going concern. If such additional funding cannot be obtained, the Company may be required to scale back or discontinue its operations. Even if such additional financing is available to the Company, there can be no assurance that it will be on terms favorable to the Company. In any event, such financing will result in immediate and possibly substantial dilution to existing shareholders.

         Need for Additional Funds; Issuance of Securities; Future Dilution. The Company anticipates that it will continue to incur significant operating losses over the next 12 months, and perhaps thereafter primarily due to ongoing marketing efforts with respect to the Biomune Nutraceutical Products, expansion of research and development programs, including pre-clinical studies and clinical trials for existing pharmaceutical product candidates, nutritional studies for nutraceutical products, regulatory compliance requirements relating to pharmaceutical product candidates, studies and trials for other products that it or its subsidiaries may develop, and the implementation of programs to market those products that are ultimately approved for distribution, if any. The Company presently anticipates that it will require additional funds to continue its operations during the next 12 months. Absent such additional funding, the Company may find it necessary to postpone or cancel some of its planned marketing and/or research and development programs, which could adversely affect the Company's ability to execute its business plan and generate future revenues and new product introductions. Other factors such as extended pre-clinical and clinical trials, difficulty in obtaining regulatory approvals, competition and unforeseen market developments, unforeseen or unexpected difficulties in securing Base Product used in the production of the Company's products from its sole supplier in New Zealand, changes in existing research relationships, the Company's ability to maintain and establish additional collaborative arrangements and unexpected expenditures relating to the Company's operations could result in the Company's need for additional funds sooner than anticipated.

         Notwithstanding revenues that may be produced through sales of the Biomune Nutraceutical Products or other nutraceutical products that may be developed or acquired by the Company, the Company anticipates that additional funds will be required to continue the necessary levels of research and development and promotional expenses to meet the Company's long-term goals. The Company intends to seek such additional funding through additional public or private financings. There can be no assurance, however, that additional financing will be available, or, if available, that it will be available on acceptable terms or in required amounts. If additional funds are raised by issuing additional shares of Common Stock, further and possibly substantial dilution of the equity ownership of the Company's existing holders of Common Stock may result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its product candidates and/or product development programs, and/or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its product candidates and/or technologies or products that the Company would not otherwise relinquish.

         Dependence on Licensed Technology. The Company is dependent upon the License granted to it by PTI for the use of the Technology. The Company's existing nutraceutical and pharmaceutical product candidates and all additional products currently under research and development, are derived from and based upon the Technology. The License expires in May 1999, unless the Company, prior to such date, has generated annual gross revenues from the sale of products developed utilizing the Technology of not less than $2,000,000, in which event the License will be automatically extended until March 28, 2006. There can be no assurance that the Company will meet the minimum revenue generation requirement to avoid cancellation of the License in May 1999. PTI may terminate the License upon the Company's failure to observe or perform any of the covenants, terms, conditions or provisions contained therein or in the event of a breach of any representation or warranty made by the Company that is not cured within 30 days after receipt of written notice thereof from PTI. Among other things, the License requires that the Company maintain certain levels of product liability insurance coverage. Due to the lack of any revenue from sales of pharmaceutical products and the limited amount of sales to date of the Biomune Nutraceutical Products and the high costs associated with product liability insurance, the Company presently does not maintain product liability insurance coverage in the amounts required by the License. The Company does, however, have product liability insurance in amounts which the Company's management believes to be sufficient in light of its obligations to PTI under the License, present sales levels and its independent product liability exposure. The Company's management does not believe that its technical failure to comply with the insurance coverage covenant of the License will result in termination of the License by PTI. In addition, the Company anticipates that it will provide the full amount of coverage required under the License as soon as revenues justify such expenditure. There can be no assurance, however, that PTI will not assert that the License has been breached in a material respect justifying termination, and seek to enforce its rights under the License. The License may also be terminated by PTI if the Company commences or has commenced against it any proceeding under applicable bankruptcy law, makes a general assignment for the benefit of its creditors, has a trustee or receiver appointed, suffers the attachment, execution or judicial seizure of substantially all of its assets, or becomes insolvent or liquidates or dissolves. If the License is terminated for any reason, the Company would lose all rights to the Technology, which would have a material adverse effect on the Company's operations and could possibly result in the termination of the Company's business.

         Government Regulation; No Assurance of Product Approval; Extensive Clinical Testing Required. All pharmaceutical products developed by the Company will be subject to stringent government regulations, including, without limitation, those administered by the United States Food and Drug Administration (the "FDA") and state and local counterparts. Similar regulatory frameworks exist in other countries, including Canada, where the Company is also licensed to distribute products pursuant to the License. The Company is planning to market its products in other foreign markets. To date, the Company has completed extensive clinical trials on BWPT-301(TM) pursuant to the submission to the FDA of an Investigational New Drug Application ("IND") and has had substantial contact with the FDA concerning such product candidate. The Company has also commenced clinical trials on BWPT-302(TM) pursuant to a second IND, although communications with the FDA concerning such product candidate remain at a very early stage. Prior to marketing either of such product candidates or any other pharmaceutical product candidate that the Company may develop, such product candidates must undergo extensive clinical trials and an extensive regulatory approval process. Any denials or delays in obtaining the requisite approvals would likely have a material adverse effect on the Company.

         The pharmaceutical regulatory process includes extensive pre-clinical safety, pharmacology and toxicological testing. Pre-clinical data is required for the filing of an IND with the FDA to conduct clinical testing to establish safety, efficacy, purity and potency of any investigational biological product. With respect to each biological pharmaceutical product candidate, the developer must initially conduct a limited Phase I (safety) study, then more extensive Phase II studies, followed by a Phase III study. This testing can take many years and require the expenditure of substantial capital and other resources. There can be no assurance that this testing will be completed on a timely basis or at all. Delays or denials of marketing approval are encountered regularly, and the Company's activities with respect to clinical studies during fiscal 1997 regarding its pharmaceutical products have been curtailed due to financial restraints and the Company's increased emphasis on the Biomune Nutraceutical Products. These delays may be encountered both domestically and abroad. Prior to commencing marketing of a pharmaceutical product, a company must file a Product License Application ("PLA") and an Establishment License Application ("ELA") with the FDA and be issued the appropriate product license and establishment license. A PLA relates to the product itself, while an ELA relates to the manufacturing facilities to be used to manufacture the product. Both a PLA and an ELA are required before product marketing can begin. There can be no assurance that even after successful clinical testing, regulatory approval of a PLA or an ELA will ever be obtained. If obtained, PLA and ELA regulatory approval may entail limitations on the indicated uses for which any product may be marketed. Following regulatory approval, if any, a product and its manufacturer are subject to continuing regulatory oversight and review. Later discovery of problems with a product or its manufacturer may result in restrictions on such product or its manufacturer. These restrictions may include withdrawal of the marketing approval for the product. Violation of FDA requirements in general can lead to recall or seizure of products, injunction against production, distribution, sales and marketing, and criminal prosecution, among other sanctions.

         The cost to the Company of conducting extensive human clinical trials for any potential biopharmaceutical product can vary dramatically based on a number of factors, including, but not limited to, the order and timing of clinical indications pursued, the size of the patient population, the number of participating institutions and the number and type of end points subject to data collection. Because of the intense competition in the market in which the Company operates, the Company may have difficulty obtaining sufficient populations or clinician support to conduct its clinical trials as planned and may have to expend substantial additional funds to obtain access to such resources, or delay or modify its plans significantly. There can be no assurance that the Company will have sufficient resources to complete the required clinical testing regulatory review and approval process or that the Company could survive the inability to obtain, or delays in obtaining, such approvals. Moreover, there can be no assurance that clinical testing of the Company's product candidates will provide sufficient evidence of safety and efficacy in humans, that regulatory approvals will be granted for any product candidate or that it will be economically feasible to commercialize any product candidate for which regulatory approval is ultimately granted.

         In addition, the Company is subject to the Dietary Supplement Act with respect to its nutraceutical products. The Dietary Supplement Act governs the labeling of and certain other matters related to dietary supplements. While the Company believes it is currently in compliance with the Dietary Supplement Act and the presently proposed FDA regulations thereunder, there is no assurance that final regulations will be adopted in the form proposed, that additional legislation will not be adopted in the future to regulate nutraceutical products, or that the Company will be able to comply with any such future laws or regulations.

         Uncertainty Regarding Patents and Proprietary Rights. The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The success of the Company will depend in large part on its ability or on the ability of its current licensor under the License, PTI, to defend existing or future patents, and on their ability, and on the ability of the Company's potential future licensors to maintain trade secrets and operate without infringing the proprietary rights of others, both in the United States and in foreign countries. Patent protection is highly uncertain and involves complex legal and factual questions. The Company relies on four patents issued to PTI on the Technology and a patent applied for by the Company relating to an enhancement of the Technology, and may also rely on additional United States patents and pending United States and foreign patent applications relating to various aspects of its present product candidates and future product candidates and processes that may be issued in the future. The patent application and issuance process can be expected to take several years and could entail considerable expense to the Company, as it may be responsible for such costs under the terms of any technology agreements. There can be no assurance that patents will issue as a result of any applications or that the existing patents and any patents resulting from such applications, will be sufficiently broad to afford protection against competitors with similar or competing technology. In addition, there can be no assurance that such patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company will also depend upon avoiding infringement of any patents issued to competitors. A United States patent application is maintained under conditions of confidentiality while the application is pending, so the Company cannot determine the inventions being claimed in pending patent applications filed by third parties, if any. Litigation may be necessary to defend or enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. Defense and enforcement of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable, and could result in the diversion of substantial resources and management time and attention from the Company's other activities. An adverse outcome could subject the Company to significant liability to third parties, require the Company to obtain licenses from third parties, require the Company to alter its products or processes, or cease altogether any related research and development activities or product sales, any of which may have a material adverse effect on the Company's business, results of operations and financial condition.

         With respect to the patents and other proprietary technology licensed to the Company from PTI, PTI has not provided any representations or warranties to the Company relating to non-infringement of third party proprietary rights and has not indemnified the Company against any damages or expenses arising out of any such claims of infringement.

To the extent that the Technology or any portion thereof is found to infringe the proprietary rights of any other person or entity, the Company could be liable for the payment of substantial damages without the likelihood of any contribution by PTI. Such event could have a material adverse effect on the Company's operations.

         The Company also relies on trade secrets, know-how and continuing technological advancement to maintain the competitive position. Although the Company has entered into confidentiality agreements with its employees and consultants, no assurance can be given that others will not gain access to those trade secrets, that such agreements will be honored or that the Company will be able to effectively protect its rights to its trade secrets. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets.

         Technological Changes. The Company currently is engaged in developing nutraceuticals and pharmaceuticals, which are characterized by extensive research efforts and rapid technological progress and change. New process developments are expected to continue at a rapid pace in both industry and academia. The Company's future success will depend on its ability to develop and commercialize its existing product candidates and to develop new products. There can be no assurance that the Company will successfully complete the development of any of its existing product candidates or that any of its future products will be commercially viable or achieve market acceptance. In addition, there can be no assurance that research and development and discoveries by others will not render some or all of the Company's programs or potential product candidates uncompetitive or obsolete.

         Dependence on Third-Party Manufacturer; Limited Source of Supply. The Company is dependent on a single third-party manufacturer to manufacture the Base Product used in the production of its product candidates and anticipates the use of third-party manufacturers for the manufacture of the Base Product in connection with the production of all products it may develop, if any, for the foreseeable future. Pursuant to the License with PTI, the Company has agreed to purchase all of its requirements for the Base Product from one supplier, PTI, which, in turn, places orders for such required Base Product with a distributor in New Zealand, which distributor contracts with a single manufacturer to manufacture all of such requirements at its New Zealand facilities. Although the License permits the Company to utilize alternate sources of supply during any period in which PTI is unable to satisfy all of the Company's requirements for the Base Product, in the event PTI or the sole manufacturer of the Base Product fail to supply any or all of the Company's requirements for the Base Product, there can be no assurance that alternate sources of supply will be available to the Company at reasonable cost or at all, and, if available at a reasonable cost, whether the Company will be able to secure such alternate sources in a timely manner. If such alternate sources of supply are not available on a timely basis or on reasonable economic terms, the Company's results of operations could be severely and adversely affected.

         The manufacturing facilities in which the Company's pharmaceutical products are manufactured must conform to current FDA GMP. Although the New Zealand manufacturing facilities have received a rating from the USDA with respect to the manufacture of the Base Product for animal applications, those facilities have not, as of the date of this Report, received FDA approval necessary for pharmaceutical human applications. The Company has retained a consulting firm to advise it regarding compliance by those manufacturing facilities with current GMP standards because the Company's pharmaceutical product candidates are being manufactured at those facilities. The Company's consultant has reported that those manufacturing facilities are substantially in compliance with current GMP standards. The Company cannot commence marketing and/or distributing its pharmaceutical product candidates until the manufacturing facilities have been properly licensed by the FDA, which license cannot be obtained until the facilities meet current GMP standards. Those standards must be met on an ongoing basis and the licensed facilities are subject to inspection by the FDA at least once every two years. The failure of the manufacturing facilities to meet such GMP standards in a timely manner could result in delays in the marketing and sale of the Company's pharmaceutical product candidates until modifications are made to comply with such standards. In the event that the New Zealand manufacturer is unable or unwilling to make such changes, the Company would be required to find an alternate source to manufacture its pharmaceutical product candidates. If alternate manufacturing sources are not available on a timely basis or on reasonable economic terms, the Company's results of operations could be materially adversely affected.

         The Base Product will be manufactured at the New Zealand manufacturing facility pursuant to the License with PTI. The New Zealand manufacturing facility currently meets all requirements for the production of the Base Product for the Biomune Nutraceutical Products. Although the FDA does not currently regulate manufacturing facilities for nutraceutical products, there can be no assurance that the FDA at some time in the future will not begin regulating these manufacturing facilities. If the FDA were to begin regulating the manufacturing facilities for nutraceuticals and if the New Zealand manufacturing facilities did not meet those standards, the production of the Base Product for the Biomune Nutraceutical Products (or any other nutraceutical product that may be developed) will be delayed until the necessary modifications are made to comply with those standards. If the New Zealand manufacturer were unable or unwilling to make the necessary modifications, the Company would be required to find an alternate source to manufacture the Base Product for the Biomune Nutraceutical Products (or any other nutraceutical product that may be developed that utilizes the Base Product).

         Competition. The Company competes with a number of entities that are currently developing and producing pharmaceutical products derived from or that include antibodies extracted from various by-products of cow's milk or colostrum, including several companies that are developing and producing products and product candidates to prevent and/or treat cryptosporidiosis. In addition, the Company competes with a number of other companies that utilize other technologies and that target the same infections, organisms or diseases in humans. Many, if not all, of these competitors have substantially greater capital resources, research and development capabilities, and manufacturing and marketing resources, capabilities and experience than the Company. The Company's competitors may succeed in developing products that are more effective or less costly than any products that may be developed by the Company, or that gain regulatory approval prior to any of the Company's products. The Ross Products Division of Abbott Laboratories, which the Company believes currently dominates the United States market in sales of nutritional supplements and meal replacements, is now marketing two products commercially -- Ensure(R) and Advera(R). Ensure(R) is being marketed to the elderly and others as a nutritional supplement or meal replacement, while Advera(R) is being marketed to people who are HIV positive or have AIDS as a nutritional supplement or meal replacement and as a way to manage their weight loss. Both of those products can be used as either a nutritional supplement or as a meal replacement, depending upon the ability of the person to eat and digest solid foods. Advera(R) is currently being advertised primarily for its weight management characteristics, and thus is being targeted to the same market at which Optimune(TM) is being targeted, although Optim intends only to market Optimune(TM) as a nutritional supplement (and not as a meal replacement). Accordingly, Optimune(TM) may compete with Advera(R).

         Other companies have competitive pharmaceutical products that are in more advanced stages of clinical testing than are the Company's product candidates. The Company also expects that the number of market entrants, and thus its competitors and potential competitors, will increase as more colostrum-based products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these entrants may be more successful than the Company in manufacturing, marketing and distributing their products. There can be no assurance that the Company will be able to compete successfully in any market.

         The Company is also subject to increasing competition from existing companies that market various powders and proteins for weight management to otherwise healthy individuals.

         Uncertainty of Pharmaceutical Pricing and Reimbursement; Health Care Reform. The future revenues and profitability of and availability of capital for biotechnology and biopharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the cost of health care through various means. For example, in certain foreign markets, the profitability of prescription pharmaceuticals is subject to governmental control. There have been and there may continue to be a number of federal and state proposals to implement similar governmental controls in the United States. It is uncertain what form any health care reform legislation may take or what actions federal, state and private payors may take, if any, in response to the proposed reforms. The Company cannot predict whether any reforms will ever be implemented, or the effect of any implemented reform on the Company's business. Moreover, there can be no assurance that any implemented reform will not have a material adverse effect on the Company's results of operations or future performance. The Company's long-term ability to market any of its product candidates successfully may depend in part on the extent to which reimbursement for the cost of such products and related treatments will be available from public and private health insurers and other organizations. Third-party payors are increasingly challenging the cost of medical products and services. The reimbursement status of newly-approved health care products is highly uncertain and, accordingly, there can be no assurance that third-party coverage will enable the Company to maintain price levels sufficient to realize an appropriate return on investment or to operate profitably.

         Dependence on Qualified Personnel; Potential Conflict of Interest; Part-Time Consultants. The Company's success is dependent upon its ability to attract and retain qualified scientific and executive management personnel. To commercialize its products and product candidates, the Company must maintain and expand its personnel, particularly in the areas of clinical trial management and product sales and marketing. The Company faces intense competition for such personnel from other companies, academic institutions, government entities and other research organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. Moreover, managing the integration of such new personnel could pose significant risks to the Company's development and progress and increase its operating expenses. The Company relies on consultants and advisors, including the members of its Scientific Advisory Board, to assist the Company in formulating its research and development strategy. All of the Company's consultants and advisors devote only a portion of their time to the business of the Company and may from time to time serve as officers, directors, consultants or advisors to other pharmaceutical, health and fitness, nutrition or biotechnology companies. There can be no assurance that such other companies will not in the future have interests that conflict with those of the Company. While the Company provides its management and key employees with incentive compensation, including stock options and bonuses, that the Company believes are competitive with incentive compensation provided by other companies in the biopharmaceutical and nutraceutical industry, none of the Company's management or key employees other than David G. Derrick, the Company's Chief Executive Officer, President and Chairman are retained pursuant to written employment agreements and, therefore, the Company has no assurances as to the commitment of any of such employees for any period of time. All of the Company's employees have entered into confidentiality agreements with the Company not to disclose any of the Company's confidential information.

         Product Liability Exposure; Insurance. Product liability risk is inherent in the testing, manufacture, marketing and sale of the Company's products and product candidates, and particularly the Company's pharmaceutical products, and there can be no assurance that the Company will be able to avoid significant product liability exposure. Product liability insurance for the pharmaceutical industry, when available, is extremely expensive. The Company currently maintains a general liability insurance policy and a product liability insurance policy. There can be no assurance that the Company will be able to maintain such insurance in sufficient amounts to protect the Company against such liabilities at a reasonable cost. In addition, the Company is required to indemnify PTI against any product liability claims incurred by PTI as a result of any products developed and sold by the Company. PTI has not made, and is not expected to make, any representations as to the safety or efficacy of the Base Product or as to any products that may be made or used under rights granted pursuant to the License. Any future product liability claim against the Company and/or PTI (with respect to products developed using the Technology) could result in the Company paying substantial damages, which may not be covered by insurance and may have a material adverse effect on the business and financial condition of the Company.

         Litigation. On October 12, 1995, a Proposed Class Action Complaint for Violations of the Federal Securities Laws was filed in the United States District Court for the District of Utah, Central Division, by Roman Sterlin (Civil No. 2:95CV-0944G). The Complaint, as subsequently amended, named as defendants, the Company, David G. Derrick (the Company's Chief Executive Officer and Chairman of the Board), Aaron Gold (a director of the Company), Charles J. Quantz (a director of the Company), Jack D. Solomon (a founder of the Company and a member of the Company's Business Advisory Board), Genesis Investment Corporation (a shareholder of the Company) and The Institute for Social & Scientific Development, Inc. (a shareholder of the Company) and alleged violations of Sections 10(b), 20(a) and 20(A)(a) of the Exchange Act, Rule 10 b-5 promulgated under the Exchange Act and general misappropriation of material nonpublic information. The Company and other defendants prevailed in a motion to dismiss the lawsuit based, among other grounds, on the expiration of applicable statutes of limitation. The plaintiff has appealed the decision of the District Court to the United States Court of Appeals for the 10th Circuit (Denver, Colorado). While the Company believes that the allegations made in the Complaint are wholly without merit, and it intends to vigorously oppose the appeal of the favorable verdict, there can be no assurance that the Company's defense will be successful. Furthermore, the cost of defending such lawsuit is substantial. See "Legal Proceedings."

         Volatility of Stock Price. The market price of the Company's Common Stock has been and in the future may be highly volatile. Factors such as announcements by the Company or its competitors concerning technological innovations, new products or procedures developed by the Company or its competitors, proposed governmental regulations and developments in both the United States and foreign countries, disputes relating to patents or proprietary rights, publicity regarding actual or potential results relating to product candidates under development by the Company or its competitors, delays in obtaining requisite regulatory approvals, slow acceptance of the Company's products in new or existing markets, and economic and other external factors, as well as period-to-period fluctuations in financial results, may have a significant effect on the market price of the Company's Common Stock.

         Limited Trading Volume and Related Matters; Continued NASDAQ Listing. Historically, there has been limited trading volume in the Company's Common Stock. In addition, there can be no assurance that a market will continue to be made or that any securities analysts will provide coverage on the Company's Common Stock. Furthermore, as of September 30, 1997 and under recently adopted maintenance standards, which will become effective in February 1998, the Company does not satisfy the minimum requirements for maintaining its listing with the NASDAQ Small Cap Market. No assurance can be given regarding the Company's continued NASDAQ SmallCap Market listing. If the Company's Common Stock were delisted from the NASDAQ SmallCap Market, shareholders would likely find it more difficult to sell shares of Common Stock. The Company may be required to take actions acceptable to Nasdaq in order to continue to be included for listing. For example, subsequent to the end of the fiscal year ended September 30, 1997, the Company effected a reverse stock split which reduced the number of shares of Common Stock outstanding at the ratio of 1:10. Such change reduced the volume of trading in the Company's Common Stock and also initially had an adverse effect on the market price of the Common Stock.

         No Dividends on Common Stock. The Company has never paid cash dividends on its Common Stock or on any of its outstanding series of Preferred Stock. It is the Company's intention to retain its cash to finance the operation and expansion of its business and, therefore, the Company does not expect to pay cash dividends on any of its stock in the foreseeable future. The Company is required to pay dividends on its Series A Preferred Stock and Series C Preferred Stock, which dividends may either be paid in cash or in shares of the respective Series of Preferred Stock. Any dividends paid in cash on either Series A or Series C Preferred Stock will be required to be paid before any cash dividends are paid on the Common Stock. The Company intends to pay dividends payable with respect to Preferred Stock in additional shares of stock of the Series to which such dividends relate.

         PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Shareholders and prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of Biomune and its wholly owned subsidiary, Optim. The forward- looking statements and associated risks set forth herein relate to (i) market acceptance of the Biomune Nutraceutical Products and the development of other nutraceutical products by Optim;(ii) the additional research and development, general and administrative and other direct costs associated with obtaining final FDA approval on BWPT-301(TM); (iii) the additional dollar amount expected to be expended on the BWPT-301(TM) and BWPT-302(TM) clinical trials until final FDA approval has been received; (iv) the estimated date of receipt of final FDA approval on BWPT-301(TM); (v) the estimated commencement date of Phase III clinical trials and the completion of those clinical trials on BWPT-301(TM); and
(vi) the Company having sufficient cash to fund its projected operations and budgeted research and development for fiscal year 1998. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. The forward-looking statements included herein are based on assumptions, among others, (a) that the efficacy of BWPT-301(TM) will be established during the ongoing Phase II clinical trials and the Phase III clinical trials; (b) that the Company will be able to successfully undertake and complete clinical trials on BWPT-302(TM); (c) that the Company will be able to successfully commercialize the Biomune Nutraceutical Products, and successfully develop and commercialize other nutraceutical products; (d) that the Company will be able to successfully develop and commercialize the Technology; (e) that the Company will need to conduct additional Phase II clinical trials on BWPT-301(TM) and may need to conduct clinical trials that are different from those that have been conducted to date or that are currently contemplated by the Company; and (f) that the Company will be able to timely and properly quantify and analyze the data derived from its clinical trials. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the results of the clinical trials and the time and money required to successfully complete those trials, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. This is particularly true given the dynamic nature of the process in which the Company is involved with respect to BWPT-301(TM) and BWPT-302(TM). Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revision. Based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 2.  PROPERTIES

         The corporate headquarters for Biomune and Optim are located at 2401 South Foothill Drive, Salt Lake City, Utah. Biomune executed a three-year lease agreement with Young Electric Sign Company, an unrelated third party, for the lease of the corporate headquarters effective as of October 1, 1996 (the "Lease Agreement"). That Lease Agreement expires on September 30, 1999. The Lease Agreement involves the lease for Biomune and Optim of approximately 3,500 square feet of office space (approximately 2,800 square feet of which is being utilized by Biomune and the approximately 700 remaining square feet of which are being utilized by Optim) and approximately 800 square feet of research space at a total monthly rent for both Biomune's and Optim's space of $7,500, which rent increases to $7,875 per month for the second year of the Lease Agreement and to $8,268.75 per month for the third and final year. The Company believes that its current corporate headquarters is suitable for its needs for the foreseeable future up through and including the termination of the Lease Agreement on September 30, 1999, and is in good condition and repair. As of September 30, 1997 Biomune was utilizing approximately 50% of the approximately 2,800 square feet of office space and approximately 100% of the approximately 800 square feet of research space at the corporate headquarters. As its needs change, the Company may sublease part of this space to other parties.

         In addition to the corporate headquarters occupied by Biomune and Optim, Optim leases approximately 3,800 square feet of warehouse space in West Valley City, Utah. Optim is utilizing approximately 50% of the approximately 700 square feet of office space and approximately 25% of the approximately 3,800 square feet of warehouse space. The Company believes that those facilities will accommodate Optim's operations and projected growth for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         On October 12, 1995, a Proposed Class Action Complaint for Violations of the Federal Securities Laws was filed in the United States District Court for the District of Utah, Central Division, by Roman Sterlin (Civil No. 2:95CV-0944G). The Complaint, as subsequently amended, named as defendants, the Company, David G. Derrick (the Company's Chief Executive Officer and Chairman of the Board), Aaron Gold (a director of the Company), Charles J. Quantz (a director of the Company), Jack D. Solomon (a founder of the Company and a member of the Company's Business Advisory Board), Genesis Investment Corporation (a shareholder of the Company) and The Institute for Social & Scientific Development, Inc. (a shareholder of the Company) and alleged violations of Sections 10(b), 20(a) and 20(A)(a) of the Exchange Act, Rule 10 b-5 promulgated under the Exchange Act and general misappropriation of material non-public information. The Company and other defendants prevailed in a motion to dismiss the lawsuit based, among other grounds, on the expiration of applicable statutes of limitation. The plaintiff has appealed the decision of the District Court to the United States Court of Appeals for the Tenth Circuit (Denver, Colorado). While the Company believes that the allegations made in the Complaint are wholly without merit, and it intends to vigorously oppose the appeal of the favorable verdict, there can be no assurance that the Company's defense will be successful. The Company has paid the legal fees and related expenses associated with the defense of this action on behalf of the Company and the other named defendants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

COMMON STOCK

         The Company's Common Stock is listed on the National Association of Securities Dealers Automated Quotation ("NASDAQ") SmallCap Market. The Company's Common Stock trades under the symbol "BIME" and was listed on the NASDAQ SmallCap Market on April 6, 1994. Prior to that date, the Company's Common Stock had been traded in the over-the-counter market. The following table is based upon information available to the Company and sets forth the range of the high and low bid prices for the Company's Common Stock for each full quarterly period within the two most recent fiscal years, based upon quotations on the NASDAQ SmallCap Market, except as otherwise indicated (and giving effect to all stock splits occurring during such period or prior to the issuance of this Report):

                Quarter Ended                      High Bid/(1)/                Low Bid/(1)/
                -------------                      -------------                ------------
         September 30, 1997                           $  4.38                      $  3.75
         June 30, 1997                                $  5.00                      $  4.69
         March 31, 1997                               $ 13.13                      $ 11.88
         December 31, 1996                            $ 14.69                      $ 12.19


         September 30, 1996                           $ 20.00                      $ 19.70
         June 30, 1996                                $ 30.00                      $ 21.30
         March 31, 1996                               $ 27.40                      $ 19.40
         December 31, 1995                            $ 25.60                      $ 23.40

---------------------

(1) The source of these high and low prices was the National Association of Securities Dealers, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These high and low prices are post-split prices and reflect the effect of the 1-for-100 reverse stock split of the Company's Common Stock that was effective as of March 22, 1993 and the effect of the stock split of the Company's Common Stock that was effected as a 200% stock dividend effective as of June 14, 1994, and the 1-for-10 reverse stock split effective November 10, 1997. The high and low prices listed have been rounded up to the next highest two decimal places.

         The market price of the Company's Common Stock is subject to significant fluctuations in response to variations in the Company's quarterly operating results, general trends in the market for the Company's products and product candidates, and other factors, many of which the Company has little or no control over. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for the Company's Common Stock, regardless of the Company's actual or projected performance. On December 29, 1997, the closing price of the Company's Common Stock was $0.72 per share.

         The approximate number of holders of record of the Company's Common Stock as of December 29, 1997 was 1,200. This number does not represent the actual number of beneficial owners of shares of the Company's Common Stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who have the right to vote their shares. The Company has made no effort to speculate about the number of persons who could be holding the Company's Common Stock in street name. The Company has not paid or declared any cash dividends on its Common Stock or Preferred Stock since its incorporation and does not anticipate paying any cash dividends on its Common Stock or Preferred Stock in the foreseeable future. The Company currently anticipates that all of its cash will be retained for use in the operation and expansion of its business. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate.

PREFERRED STOCK

         As of September 30, 1997, the Company had two Series of Preferred Stock outstanding, as follows: Series A 10% Cumulative Convertible Preferred Stock (the "Series A Preferred"); and Series C 8% Cumulative Convertible Non-Voting Preferred Stock (the "Series C Preferred"). In addition, during a portion of fiscal 1997 the Company also had outstanding shares of its Series B 10% Cumulative Convertible Non-Voting Preferred Stock (the "Series B Preferred"), all of which shares of Series B Preferred were converted into shares of Common Stock during fiscal 1997. Summaries of the Series A Preferred and the Series C Preferred follow:

         Series A Preferred. The Designation of Rights and Preferences related to the Series A Preferred requires that dividends be paid at the rate of 10% per annum prior to the payment of dividends on any class or series of shares of the Company's equity securities that are junior to the Series A Preferred, unless full cumulative dividends have been paid or contemporaneously are declared and paid or set apart for payment on the Series A Preferred. Dividends on the Series A Preferred may, however, at the option of the Company's Board of Directors, be paid in either cash or additional shares of Series A Preferred. Shares of Series A Preferred are convertible into shares of the Company's Common Stock at the rate of three shares of Common Stock for every ten shares of Series A Preferred. There are presently 34,802 shares of Series A Preferred issued and outstanding which are convertible at the option of the several holders thereof into a total of 10,441 shares of Common Stock. The Series A Preferred Stock is subject to certain liquidation preferences and redemption rights.

         Series C Preferred. The Designation of Rights and Preferences related to the Series C Preferred requires that dividends be paid at the rate of 8% per annum, subject to the rights of the holders of shares of Series A Preferred, prior to and in preference to any declaration or payment of any dividends on the Company's Common Stock. Accordingly, the annual dividend per outstanding share of Series C Preferred is $80.00. Dividends on the Series C Preferred may, however, at the option of the Company's Board of Directors, be paid in either cash or additional shares of Series C Preferred. Subject to certain conversion limitations on the Series C Preferred as set forth in the Series C Preferred Designation of Rights and Preferences, each share of Series C Preferred may be converted into the number of shares of Common Stock determined by dividing $1,000 plus any accrued and unpaid regular or special dividends on the Series C Preferred by an amount equal to the market price of the Common Stock of the Company less 42%. There are presently 1,683 shares of Series C Preferred issued and outstanding, convertible as described above into a total of 829,064 shares of Common Stock based on a conversion rate of $2.03 per share. The Series C Preferred Stock is subject to certain liquidation preferences and redemption rights.

         RECENT SALES OF UNREGISTERED EQUITY SECURITIES

         On August 1, 1997, the Company issued 10,000 shares of restricted Common Stock and options to purchase 25,000 shares of restricted Common Stock to three consultants for services provided to the Company. The shares of restricted Common Stock issued were valued at $3.75 per share, and the exercise price of the options is $3.75 per share, which price was the fair market value of the Company's Common Stock on the date of issuance of such securities, adjusted for intervening reverse stock splits. The issuance of such securities was accomplished without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from the registration requirement afforded by Section 4(2) of the Securities Act that pertains to issuances not involving any public offering of securities. The certificates representing such shares, and the documents representing such options bear legends containing ordinary and customary terms and may not be resold except pursuant to registration under the Securities Act or pursuant to an available exemption from the registration requirement of the Securities Act.

         On September 23, 1997, the Company issued 4,500 shares of restricted Common Stock to the Durham, Evans, Jones & Pinegar Profit Sharing Plan Trust for professional services rendered to the Company valued at approximately $20,000. The issuance of such securities was accomplished without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from the registration requirement afforded by Section 4(2) of the Securities Act that pertains to issuances not involving any public offering of securities. The certificates representing such shares bear legends containing ordinary and customary terms and may not be resold except pursuant to registration under the Securities Act or pursuant to an available exemption from the registration requirement of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial information presented below has been derived from the Company's consolidated audited financial statements. This selected financial information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and the Company's consolidated financial statements.

       Consolidated Statement of                         As of and for the fiscal years ended September 30,
       Operations Data From                              --------------------------------------------------
       Continuing Operations:                      1997           1996          1995          1994          1993
       ----------------------------------       ---------      ---------     ---------     ---------     ---------
       Revenues                                 $   199,051         $2,001              $-           $-           $-
       Net Loss from Continuing Operations       (7,348,281)    (5,020,398)    (3,005,188)  (3,980,223)   (4,031,798)
       Net Loss per  Common Share
          from Continuing Operations                  (5.11)*        (2.72)         (1.83)       (3.25)        (3.94)

       Consolidated
       Balance Sheet Data:
       -------------------------

       Total Assets                               2,732,498      9,166,705      6,718,420    9,617,345     4,638,051
       Long-term Debt                                   ---            ---            ---          ---       950,740
       Shareholders' Equity                       1,343,985      8,646,525      6,329,175    9,404,636     1,384,701
       Cash Dividends per
         Common Share                                  ---            ---             ---          ---           ---
---------------------

*  Based on weighted average outstanding common shares of 2,229,624.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. See Item 8, "Financial Statements and Supplementary Data," below.

         GENERAL

         The Company believes that in the future its results of operations could be impacted by factors such as the availability of cash from financing activities with which to fund its operations, the results of the Company's research and development efforts and the clinical trials on BWPT-301(TM), BWPT-302(TM) and any other future pharmaceutical drug candidates based on or derived from the Technology, as well as market acceptance of the Company's nutraceutical products (and particularly Optimune(TM), the Company's first nutraceutical product) and pharmaceutical drug candidates, increased competitive pressures, changes in raw material sources and costs, and adverse changes in general economic conditions in any of the countries in which the Company conducts or is able to conduct business under the License with PTI. The Company's ability to develop and market nutraceutical products and pharmaceutical drugs will have a significant and direct impact on the Company's results of operations. The Company believes that the majority of its anticipated future revenues will come from new nutraceutical products and pharmaceutical drugs. The Company cannot determine the ultimate effect that new nutraceutical products and pharmaceutical drugs will have on revenues, earnings or the price of the Company's Common Stock.

         Due to factors noted above and elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues, earnings or greater than projected losses from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of such shortfalls or increased losses until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock.

         The Company's primary focus and efforts during the fiscal year ended September 30, 1997, have been on commercializing the Biomune Nutraceutical Products and, to a lesser extent, on seeking approval from the FDA on BWPT-301(TM) for the treatment of cryptosporidiosis in people with AIDS and on BWPT-302(TM) for the treatment of E. coli, strain 0157:H7, in humans. For the fiscal year ended September 30, 1997, $199,051 of the Company's revenues were generated by Optim from the sale of Optimune(TM) and Maximune(TM).

         The Company also anticipates that it will incur significant losses during fiscal 1998 as a direct result of: (a) marketing costs associated with the Company's on-going efforts to market the Biomune Nutraceutical Products; (b) research costs associated with increased emphasis on completing Phase II and commencing Phase III clinical studies with respect to BWPT-301(TM), and completing Phase I and commencing Phase II clinical studies with respect to BWPT- 302(TM); (c) maintaining general and administrative expenses at present levels or increased levels to facilitate the Company's financing efforts, its search for and, if possible, negotiations with potential joint venture partners or other sources of private or governmental funding; (d) research and development costs associated with identifying additional pharmaceutical or nutraceutical products; and (e) costs associated with identifying and pursuing acquisitions of new nutraceutical and/or pharmaceutical products.

         The Company is currently focusing its resources and efforts on (a) the commercialization of the Biomune Nutraceutical Products; (b) BWPT-301(TM) for the treatment of cryptosporidiosis in humans; (c) BWPT-302(TM) for the treatment of E. coli, strain 0157:H7, in humans; (d) acquisition of new nutraceutical and/or pharmaceutical products; and (e) the development of one or more additional nutraceutical products based on the Technology.

         RESULTS OF OPERATIONS

         Fiscal Year 1997 Compared to Fiscal Year 1996

         During the fiscal year ended September 30, 1997, the Company generated revenues from continuing operations totaling $199,051, all of which was derived from Optim, the Company's nutraceutical product subsidiary from the sale of Optimune(TM) and Maximune(TM). In fiscal year 1996, total revenue was $2,001, all of which was generated by Optim. The increase in sales by Optim during fiscal year 1997 is attributable to a full year of marketing and selling the Company's nutraceutical products, Optimune(TM) and Maximune(TM) whereas fiscal year 1996 sales of nutraceutical products were limited to the last fiscal quarter. Effective October 1, 1997, the Company divested itself of its wholly-owned subsidiary, Volu-Sol.

         Management, consulting and research expenses from continuing operations increased from $3,359,985 in fiscal year 1996 to $3,563,682 in fiscal year 1997. This increase was due to the Company relying on outside consultants for its management, consulting and research expenditures. The Company anticipates that it will incur increased management, consulting and research fees in the foreseeable future, especially as (a) the Phase II clinical trials on BWPT-301(TM) continue and Phase III clinical trials on BWPT-301(TM) commence (assuming efficacy is established during the Phase II clinical trials), (b) the Phase I clinical trials on BWPT-302(TM) are concluded and the Phase II clinical trials on BWPT-302(TM) commence (assuming satisfactory results of the Phase I trials are obtained upon the completion of the analysis of the data from those trials), (c) the Company continues its efforts to successfully market the Biomune Nutraceutical Products and (d) additional nutraceutical studies are commenced and completed. The Company anticipates that such increases in management, consulting and research expenses will be partially, if not fully, offset by additional funding from joint venture partners, government or private grants or other third-party funding, although there can be no assurance that such third-party funding will be obtained at all or in the required amounts. The Company believes these increased management, consulting and research expenses will have the effect of increasing the Company's accumulated deficit through the time the Company successfully produces and commercializes a product based on the Technology or sells technology to a third party.

         Other general and administrative expenses increased from $1,897,852 during fiscal year 1996 to $4,074,580 during fiscal year 1997. The increase in other general and administrative expenses was primarily a result of increased activity in connection with: (1) the commercialization of the Biomune Nutraceutical Products, and the addition of sales, marketing and support personnel for Optim, and (2) the development and commercialization of Maximune(TM) and Jump!(TM), the Company's other nutraceutical products. The Company expects that general and administrative expenses will increase in fiscal year 1998 as compared to fiscal year 1997, as the Phase II clinical trials on BWPT-301(TM) progress and additional nutraceutical studies commence. This increase in other general and administrative expenses will have the effect of increasing the Company's net operating loss for fiscal year 1998 as compared to the net operating loss for fiscal year 1997.

         Interest income decreased from $271,690 for fiscal year 1996 to $256,331 for fiscal year 1997. This decrease was primarily attributable to the use of cash for management, consulting and research, as well as other general and administrative expenses. The Company incurred no interest expense in either fiscal year 1997 or fiscal year 1996.

         The Company incurred a net loss from continuing operations of $(11,388,798) (after accounting for stock dividends on the outstanding shares of Series A Preferred, Series B Preferred and Series C Preferred in fiscal year 1997, as compared to a net loss from continuing operations of $(5,111,597) in fiscal year 1996. This increase in net loss is attributable to an increase in accrued Preferred Stock dividends on Series A Preferred, Series B Preferred and Series C Preferred, and $3,698,751 of impact from the beneficial conversion features on Preferred Stock, and other general and administrative expenses. These factors were partially offset by decreases in management, consulting and research expenses. The net loss per common share from continuing operations increased from $(2.72) for fiscal year 1996 to $(5.11) for fiscal year 1997. The net loss per common share would have increased even more except for the fact that the weighted average common shares outstanding increased as a result of conversions of shares of Series A Preferred, Series B Preferred and Series C Preferred into shares of Common Stock. Preferred Stock dividends increased from $91,199 in 1996 to $337,766 in 1997 also due to the issuance of additional shares of Preferred Stock. The Company expects to incur a net loss for fiscal year 1998.

         Loss from discontinued operations of Volu-Sol decreased from $1,402,222 in fiscal year 1997 to $719,652 in fiscal year 1996. This decrease is attributable to decreased selling, general and administrative expenses and to the non-recurring loss on disposal of assets experienced during fiscal year 1996 as a result of relocating to Salt Lake City, Utah from Henderson, Nevada.

         The Company has incurred significant net operating losses, which totaled $35,480,749 through September 30, 1997 (considering the impact of Preferred Stock dividends and the impact from the beneficial conversion features on Preferred Stock). Certain of the net operating loss carryforwards ("NOLs") related thereto are limited by an ownership change (as that term is defined in Section 382 of the Internal Revenue Code of 1986, as amended) that may have occurred as of December 10, 1991. See Note 11 to the consolidated financial statements for a detailed discussion of the Company's NOLs.

         Fiscal 1996 Compared to Fiscal 1995

         During the fiscal year ended September 30, 1996, the Company generated revenues totaling $2,001, compared to no revenues in fiscal year 1995. Optim began marketing product during the last quarter of fiscal year 1996.

         Management, consulting and research expenses increased from $2,341,304 in fiscal year 1995 to $3,359,985 in fiscal year 1996. This increase was due to the Company using outside consultants for filing the IND on BWPT-302(TM) and for the Company's fund raising activities. The Company anticipates that such increases in management, consulting and research expenses were funded by existing cash from previous sales of Preferred Stock.

         Other general and administrative expenses increased from $1,136,266 during fiscal year 1995 to $1,897,852 during fiscal year 1996. The increase in other general and administrative expenses was primarily a result of increased activity in connection with: (1) the development and commercialization of the Biomune Nutraceutical Products and the addition of sales, marketing and support personnel for Optim, (2) increased activity in preparing and filing the Company's IND on BWPT-302(TM) for submission to the FDA for E. coli, strain 0157:H7, and to report to the FDA on the results of the Phase I clinical trials on BWPT-301(TM) and the preliminary results of the initial Phase II clinical trials on BWPT-302(TM) and (3) the addition of physical space for Optim.

         Interest income decreased from $472,382 for fiscal year 1995 to $271,690 for fiscal year 1996. This decrease was primarily attributable to the use of cash for management, consulting and research, as well as general and administrative expenses. The Company incurred no interest expense in either fiscal year 1996 or fiscal year 1995.

         The Company incurred a net loss from continuing operations of $(5,111,597) (after accounting for the payment of stock dividends on the outstanding shares of Series A Preferred and Series B Preferred in fiscal year
1996), as compared to a net loss of $(3,122,659) in fiscal year 1995. This increase in net loss from continuing operations was attributable to an increase in management, consulting and research expenses and other general and administrative expenses, offset in part by a decrease in stock dividends paid on the Series A Preferred and the Series B Preferred because of the conversion of shares of Series A Preferred and Series B Preferred into shares of Common Stock during fiscal year 1996. The net loss per common share from continuing operations increased from $(1.83) for fiscal year 1995 to $(2.72) for fiscal year 1996. The net loss per common share would have increased even more except for the fact that the weighted average number of shares of the Company's Common Stock outstanding increased as a result of conversions of shares of Series A Preferred, Series B Preferred and Series D Preferred into shares of Common Stock. Preferred Stock dividends decreased from $117,471 in 1995 to $91,199 in 1996 also due to these conversions of shares of Preferred Stock into shares of Common Stock.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has been unable to finance its operations from cash flows from operating activities. Substantial funds and time will be required to commercialize the Biomune Nutraceutical Products, to complete Phase II and Phase III clinical trials on BWPT-301(TM) (assuming efficacy is established during the Phase II clinical trials), to complete the necessary clinical trials on BWPT-302(TM), to obtain regulatory approval for and commercialize products utilizing the Technology and to develop and commercialize additional nutraceutical products based on the Technology. Because revenue-generating operating activities are not in place at significant levels and because the Company will require significant capital to accomplish the objectives set forth above, additional equity and/or debt funding will be required, although such funding may not be available or may not be available on favorable terms. Management believes that the Company-funded research and development efforts to date have positioned the Company to pursue future research and development efforts and clinical trials with joint venture, strategic alliance, government or private grants or other third-party funding.

         As of September 30, 1997, the Company had cash and cash equivalents of $1,585,099 and working capital of $925,166 (of which $846,137 relates to continuing operations), as compared to cash and cash equivalents of $4,180,700 and working capital of $7,713,916 (of which $7,619,536 relates to continuing operations) as of September 30, 1996.

         Series A Preferred. The Series A Preferred bears a 10% cumulative dividend payable annually in cash or in additional shares of Series A Preferred, at the election of the Company's Board of Directors. As of September 30, 1997, the Company had recorded dividends payable on the Series A Preferred totaling $21,842, which dividends the Company intends to pay in additional shares of Series A Preferred.

         Series B Preferred. The Series B Preferred bears a 10% cumulative dividend payable annually in cash or in additional shares of Series B Preferred, at the election of the Company's Board of Directors. As of September 30, 1997, the Company had recorded dividends payable on the Series B Preferred totaling $6,740, which dividends the Company intends to pay in additional shares of Series B Preferred.

         Series C Preferred. The Series C Preferred bears an 8% cumulative dividend payable annually in cash or in additional shares of Series C Preferred, at the election of the Company's Board of Directors. As of September 30, 1997, the Company had recorded dividends payable on the Series C Preferred totaling $309,184, which dividends the Company intends to pay in additional shares of Series C Preferred.

         During fiscal year 1997, the Company's operating activities used $4,064,096 of cash, which had previously been provided by the issuance of shares of Series A Preferred, Series B Preferred, Series C Preferred and Series D Preferred. During fiscal year 1996, the Company's operating activities used $4,344,857 of cash, also principally provided by the raising of capital from the issuance of shares of Series A Preferred, Series B Preferred, Series C Preferred and Series D Preferred.

         The Company currently estimates that additional research and development, general and administrative, and other direct costs associated with reaching the stage of obtaining final FDA approval on BWPT-301(TM) in treating cryptosporidiosis in people with AIDS will approximate $5 - $7 million. The Company believes that its Technology is now sufficiently developed that any future research and development efforts will be made only to the extent funding is made available from joint venture partners, strategic alliances, private or governmental grants or other third-party funding. Final FDA approval on BWPT-301(TM) is currently estimated to be received possibly as early as 1999. Phase II clinical trials on BWPT-301(TM) commenced in November 1994 and are currently expected to be completed during 1998 (assuming approximate institutional review board approvals can be timely obtained and patient recruitment can be accomplished on a timely basis). Assuming efficacy of BWPT-301(TM) is established during the Phase II clinical trials, the Company currently anticipates commencing Phase III clinical trials on BWPT-301(TM) sometime in 1998 and currently expects that it may be able to complete those trials as early as 1999.

         The Company currently estimates that additional research and development, general and administrative, and other direct costs associated with reaching the stage of obtaining final FDA approval on BWPT-302(TM) in treating
E. coli, strain 0157:H7, will approximate $7 - $9 million, although the Company presently is unable to fund such amounts independently and anticipates proceeding with such research and development efforts only to the extent funding is made available from joint venture partners, strategic alliances, private or governmental grants or other third-party funding. Final FDA approval on BWPT-302(TM) is currently estimated to be received possibly as early as 2000. Phase I clinical trials on BWPT-302(TM) commenced on March 21, 1996.

         During fiscal year 1998, the Company anticipates incurring direct costs of approximately $500,000 in marketing the Biomune Nutraceutical Products.

         The Company must continue to raise funds to finance the continued commercialization of products utilizing the Technology, including BWPT-301(TM), BWPT-302(TM), the Biomune Nutraceutical Products and any additional pharmaceutical or nutraceutical products that the Company may develop and attempt to commercialize or bring to market.

         The Company has not established a credit facility with any lending institution. The Company has in the past, from time to time, borrowed money from certain shareholders, but has no formal financing arrangement, agreement or understanding with any of its shareholders or any other related or unrelated party to do so in the future.

         The consolidated financial statements of the Company have been prepared on the assumption that the Company will continue as a going concern. The Company's independent public accountants have issued their report dated December 5, 1997 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's product line is limited and it has been necessary to rely upon financing from the sale of its equity securities to sustain operations. Additional financing will be required if the Company is to continue as a going concern. If such additional funding cannot be obtained, the Company may be required to scale back or discontinue its operations. Even if such additional financing is available to the Company, there can be no assurance that it will be on terms favorable to the Company. In any event, such financing will result in immediate and possibly substantial dilution to existing shareholders.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements:
         Report of Independent Public Accountants..............................................................F-1

         Consolidated Balance Sheets as of September 30, 1997 and 1996.........................................F-2

         Consolidated Statements of Operations for the Years Ended September 30,
         1997, 1996 and 1995 and for the Period from Inception
         to September 30, 1997.................................................................................F-4

         Consolidated Statements of Shareholders' Equity for the Years Ended
         September 30, 1997, 1996 and 1995 and for the Period from Inception to September 30, 1997.................................................................................F-5

         Consolidated Statements of Cash Flows for the Years Ended September 30,
         1997, 1996 and 1995 and for the Period from
         Inception to September 30, 1997.......................................................................F-8

         Notes to Consolidated Financial Statements...........................................................F-10


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         As of January 8, 1998, the directors and executive officers of the Company were as follows:


    Name                                             Age                                        Position
------------------------                           -------                         ----------------------------------
David G. Derrick.................................... 44 ...........................Chief Executive Officer, President
                                                                                            and Chairman of the Board
Thomas Q. Garvey, III, M.D.......................... 54 .....................................................Director
Aaron Gold, D.D..................................... 69 .....................................................Director
Charles J. Quantz, Esq.............................. 69 .....................................................Director
Christopher D. Illick............................... 57 ..........................................Director, Secretary
Michael G. Acton, C.P.A............................. 34 ..........Chief Financial Officer and Chief Operating Officer


         A brief biographical summary of each of the Company's officers and directors follows:

         David G. Derrick Mr. Derrick served as the Company's President from May 1989 through December 1995 and again from March 1997 until July 1997, and since January 8, 1998 to the present. He has been the Chief Executive Officer of the Company since January 1996. Mr. Derrick also serves as a Director and as the Chief Executive Officer of Optim Nutrition, Inc., a wholly owned subsidiary of the Company ("Optim"). From April 1980 until September 1988, Mr. Derrick was the managing partner of Derrick Enterprises Real Estate Development & Management Services Company ("Derrick Enterprises"). Prior to organizing Derrick Enterprises, Mr. Derrick was a partner in Kirton Land Company, an investment and real estate development company, from September 1976 until April 1980. Mr. Derrick currently serves as President of Derrick Properties Corporation, a private investment company, and has served in that capacity since 1986. Since July 1997, Mr. Derrick has also been a Director of Bioxide, the successor to Biomed under the Sterilization License. From September 1979 until June 1983, Mr. Derrick was a faculty member at the University of Utah College of Business, Department of Finance. Mr. Derrick graduated from the University of Utah College of

Business with a Bachelor of Science Degree in Economics in 1975, and a Masters in Business Administration Degree with an emphasis in finance in 1976.

         Thomas Q. Garvey, III, M.D. Dr. Garvey has been a Director of the Company since April 1994 and a member of the Company's scientific advisory board and a scientific and regulatory consultant to the Company since November 1992. Dr. Garvey has also served as a Director of Optim since May 1, 1996. Dr. Garvey is a gastroenterologist in private medical and scientific consulting practice with Garvey Associates, Inc. in Potomac, Maryland, since 1981. Prior to that time, Dr. Garvey was the supervisory medical officer of the Cardio-Renal Drug Products Center of Drug Evaluation at the FDA for approximately five years. Prior to that time, he was in private practice with the Massachusetts General Hospital in Boston, Massachusetts, and with the National Cancer Institute at the National Institutes of Health. As a consultant to various pharmaceutical companies, Dr. Garvey has developed, written and consulted on many new drug applications and has assisted the Company in preparing its investigational new drug applications and the development of protocols for clinical trials of the Company's proposed drug products.

         Aaron Gold, D.D. Dr. Gold has been a Director of the Company since April 1984 and a Director of Optim since May 1, 1996. Dr. Gold has been a businessman and religious leader in San Diego, California since 1974. Between July 1974 and September 1992, Dr. Gold was a Rabbi with the Tiferth Israel Synagogue in San Diego, California. From July 1994 to the present he has been a Rabbi with the Nertamid Synagogue in Rancho Bernardo, California. He holds a Doctor of Divinity Degree from the Jewish Theological Seminary of America and a Doctorate in Philosophy from Columbia University.

         Charles J. Quantz Mr. Quantz has been a Director of the Company since April 1984 and a Director of Optim since May 1, 1996. Mr. Quantz was a practicing attorney in California for twenty-six years prior to his retirement in 1981. In 1991, Mr. Quantz filed bankruptcy under Chapter 7 of the United States Bankruptcy Code and was discharged in bankruptcy that same year.

         Christopher D. Illick Mr. Illick has been a Director of the Company since February 1995 and a Director of Optim since May 1, 1996. He is also the Company's Corporate Secretary. Mr. Illick is Sr. Vice President of Brean Murry & Co., Inc., an investment banking firm. Since March 1995, Mr. Illick has been a limited partner in the investment banking firm of Oaks Fitzwilliams & Co., L.P. in New York City, New York. He has also been a general partner of Illick Brothers, a real estate and management concern since 1965, and was the founder and President of the U.S. subsidiary of Robert Fleming Holding, Ltd. of London, England, from 1973 to 1983. Mr. Illick is also a member of the board of directors of National Transaction Network, Inc.

         EXECUTIVE OFFICERS

         In addition to Mr. Derrick, biographical information about whom is set forth above, the following individual is an executive officer of the Company:

         Michael G. Acton, C.P.A. Mr. Acton has been Chief Financial Officer and Controller of the Company since October 1994. He has been Chief Operating Officer of the Company since July 1997. He was the President of Volu-Sol from March 15, 1996 until March 1997 and has been Chief Executive Officer and Chairman of Volu-Sol since March 1997. From June 1989 through October 1994, Mr. Acton was employed by Arthur Andersen LLP in Salt Lake City, Utah, where he performed various tax, audit and business advisory services. Mr. Acton received a Bachelor of Science Degree in Accounting in 1988 and a Master of Professional Accountancy Degree in 1989, both from the University of Utah. He is a Certified Public Accountant in the State of Utah.

         No family relationships exist between or among any of the Company's officers and directors.

         BOARD OF DIRECTORS COMMITTEES

         The Board of Directors has established a Compensation Committee and an Audit Committee. The Board of Directors does not have and does not intend to establish a Nominating Committee, as such functions will continue to be performed by the entire Board of Directors.

         Compensation Committee

         The Compensation Committee makes recommendations to the Board of Directors with respect to the compensation of management employees and administers plans and programs relating to employee benefits, incentives and compensation. The Compensation Committee also determines the persons to whom options should be granted under the Company's Stock Option Plans and the number of options to be granted to each person. The current members of the Compensation Committee are David G. Derrick, Thomas Q. Garvey, III, and Christopher D. Illick. Mr. Derrick abstains from all votes of the Compensation Committee with respect to matters involving his compensation.

         Audit Committee

         The Audit Committee makes recommendations to the Board of Directors with respect to the engagement of the Company's independent public accountants and reviews the scope and effect of the audit engagement. The current members of the Audit Committee are David G. Derrick, Charles J. Quantz and Christopher D. Illick.

         Scientific Advisory Board

         The Company has assembled a Scientific Advisory Board comprised of medical practitioners and distinguished academicians and scientists in the field of medicine to assist the Company with the development of its pharmaceutical drug candidates and nutraceutical products. The Company's management periodically consults with members of the Scientific Advisory Board as and when needed with respect to issues arising within a particular member's area of expertise. Although the Company periodically receives guidance from certain of the members of the Scientific Advisory Board, all of the members of the Company's Scientific Advisory Board except David O. Lucas, Ph.D., Thomas Q. Garvey III, M.D. and Allan H. Barker, M.D., are employed on a full-time basis by others and, accordingly, are able to devote only a small portion of their time to the Company. Thomas Q. Garvey III, M.D. provides approximately 5 hours per month and Allan H. Barker, M.D. provides approximately 50 hours per month advising the Company. None of the members of the Scientific Advisory Board are members of the Company's Board of Directors except Thomas Q. Garvey III, M.D., biographical information with respect to whom is set forth above. Each member of the Scientific Advisory Board has entered into a Confidentiality Agreement with the Company and has agreed not to disclose any of the Company's confidential information during the period such person serves on the Scientific Advisory Board and for a period of five years thereafter. The members of the Scientific Advisory Board with whom the Company consulted during fiscal year 1997 are as follows:

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

         Erwin W. Gelfand, M.D. Dr. Gelfand has been the Chairman of the Department of Pediatrics, National Jewish Center for Immunology and Respiratory Medicine in Denver, Colorado, and has also been a professor of microbiology and immunology at that institution. Dr. Gelfand has written over 300 published books and papers on these subjects. Dr. Gelfand was a research fellow at Harvard Medical School and at the Max Planck Institute in West Germany.

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

         Joseph A. Smith, Jr., M.D. Dr. Smith has been Professor of Surgery and Chairman of the Department of Urology at the Vanderbilt University Medical Center in Nashville, Tennessee, since 1991. Prior to that time, Dr. Smith was a Professor of Surgery and Chairman of the Division of Urology at the University of Utah Medical Center. Dr. Smith was a research fellow at the Memorial Sloan-Kettering Cancer Center in New York. Dr. Smith specializes in the treatment of cancer and immune-compromised patients as a result of chemotherapy treatment. He has written and published 105 articles, participated in writing 48 books and is the sole author of nine books.

         Thomas Q. Garvey III, M.D. Please refer to biographical information set forth above.

         Except for Dr. Lucas, who was a party to a consulting agreement with the Company, and Dr. Garvey, who has a separate agreement with the Company, members of the Scientific Advisory Board are paid either $250 per hour or $1,000 per day for their services, depending on the individual. Dr. Lucas' consulting agreement provided for the payment of $5,000 per month for his services and the issuance of shares of the Company's Common Stock with an aggregate fair market value of $4,000 for each three month period during the term of his consulting agreement. The Company terminated Dr. Lucas's consulting agreement in December 1997. Dr. Garvey's agreement with the Company provides for the payment of $400 per hour, $1,500 per half-day and $3,000 per full day for his services.

         Business Advisory Board

         The Company also has established a Business Advisory Board, the purpose of which is to advise the Company's management and the Board of Directors regarding the Company's development and future growth. None of the members of the Business Advisory Board are members of the Company's Board of Directors. The Company's management periodically consults with members of the Business Advisory Board, as and when necessary. The members of the Business Advisory Board with whom the Company consulted during fiscal year 1997, including a brief biographical summary of each member, are as follows:

         Royden G. Derrick. Mr. Derrick has been a prominent business and civic leader. Mr. Derrick has served on numerous boards, including as Chairman of the Board of U & I Corporation, member-director of the Federal Reserve, Salt Lake City Branch, and as a director of First Security Corporation. He founded and owned Western Steel Company, which eventually merged into Joy Manufacturing. As a civic leader, Mr. Derrick was Chairman of the University of Utah Board of Regents, Chairman of Partners of the Americas and a General Authority for The Church of Jesus Christ of Latter-day Saints. Royden G. Derrick is David G. Derrick's father.

         Wilford W. Kirton, Jr., J.D. Mr. Kirton is a prominent lawyer who founded the Salt Lake City, Utah- based law firm of Kirton & McConkie. Mr. Kirton has served on numerous boards, including Lawyers Title Company, Murdock Travel and the American Bar Association. He is David G. Derrick's father-in-law.

         Jacob ("Jack") D. Solomon. Mr. Solomon was one of the Company's founders and has served as a consultant to the Company since its incorporation. Mr. Solomon was also a founder and director of First Federal Financial Corporation and the American Bank of Commerce. He has been Chairman and Chief Executive Officer of Federal Electronics Corporation, International Technical Development Corporation and Advanced Patent Technology Corporation. Mr. Solomon has served on numerous corporate boards, including Cinecolor Corporation, Western Transistor Corporation and Federal Research and Development Corporation. During the Johnson and Kennedy Administrations, Mr. Solomon was the National Director of the Equal Opportunities Foundation. See Item 13, "Certain Relationships and Related Transactions," below.

ITEM 11.  EXECUTIVE COMPENSATION SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth the annual and long-term compensation for services in all capacities to the Company of David G. Derrick, the Chief Executive Officer, and James J. Dalton, former Sr. Vice President -- Investor Relations, the only executive officer of the Company other than the Chief Executive Officer whose total annual salary and bonuses exceeded $100,000 during the fiscal year (collectively, the "Named Officers"), for the fiscal years ended September 30, 1997, 1996 and 1995. No other current or former executive officer of the Company received salary or bonus compensation exceeding $100,000 in any of the referenced periods. No options or long-term incentive plan awards were granted or made to the referenced executive officers during the referenced periods, except as provided below:

                          SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                  Long-Term Compensation
                                           ---------------------------------     ---------------------------------
                                                                                      Awards            Payouts
                                                                                 ---------------------------------
          (a)                   (b)          (c)       (d)          (e)           (f)         (g)         (h)             (i)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Securities
                                                                    Other      Restricted  Underlying
                                                                   Annual        Stock      Options/      LTIP         All Other
Name and Principal position   Year (1)     Salary     Bonus     Compensation     Awards     SARs(#)     Payouts($    Compensation($)
---------------------------   --------     ------     -----     ------------     ------     -------     ----------   ---------------
David G. Derrick,               1997        $200,000      -0-         -0-            -0-     310,000 (2)      -0-          -0-
CEO/President                   1996        $203,000 (3)  -0-         -0-            -0-      60,000 (2)      -0-          -0-
Chairman of the Board (4)       1995        $150,000      -0-         -0-            -0-      58,000 (2)      -0-          -0-

James J. Dalton,                1997        $161,000    $87,600(6)    -0-            -0-      49,400 (2)      -0-          -0-
Sr. Vice President --           1996              --       --          --             --          --           --           --
Investor Relations (5)          1995              --       --          --             --          --           --           --


-----------------------

(1) As of September 30th of each of the fiscal years indicated.

(2) Adjusted to reflect 1-for-10 reverse stock split effective November 10, 1997.

(3) Represents salary pursuant to an employment and non-competition agreement dated June 15, 1996 (the "Employment and Non-Competition Agreement") plus $3,000 in director's fees paid to Mr. Derrick between October 1, 1995 and June 15, 1996, during which time Mr. Derrick was the Chairman of the Board but not an employee of the Company.

(4) Pursuant to a management agreement (the "Management Agreement") between the Company and ADP Management Corporation ("ADP"), during fiscal year 1995, as well as through June 15, 1996, ADP provided the Company with the management and administrative services necessary to manage the daily business operations and affairs of the Company and, in addition, furnished the Company with a president or chief executive officer (i.e., David G. Derrick). The Management Agreement with ADP was terminated on June 15, 1996. While that Management Agreement was in force, the Company's Board of Directors determined the dollar amount of compensation that was paid to Mr. Derrick (through ADP). Mr. Derrick and his wife own ADP. The Management Agreement was replaced by the Employment and Non-Competition Agreement, which terminated on September 30, 1997. Mr. Derrick has agreed to continue to serve in these positions through September 30, 1999, although the terms and conditions of the new agreement have not been finalized. See "Certain Relationships and Related Transactions-- Transactions with Management and Others," subheading, "ADP Management Corporation and David G. Derrick," below. Mr. Derrick served as the Company's President during fiscal year 1995 and to January 1996, from April 1997 to July 1997, and resumed in that position effective January 1998. During all of fiscal years 1995, 1996 and 1997, and continuing to the present, he has served as the Company's Chief Executive Officer and Chairman of the Board of Directors.

(5) Mr. Dalton became an executive officer of the Company in October 1996 and resigned in September 1997. Prior to becoming an executive officer, he was a consultant to the Company. See "Certain Relationships and Related Transactions."

(6) Mr. Dalton received a cash bonus of $70,000 which was used to exercise previously granted stock options to purchase 18,919 shares of Common Stock. He also received 3,750 shares of Common Stock for which the Company recorded compensation expense of $17,600.

EMPLOYMENT AGREEMENT WITH DAVID G. DERRICK

    The Company employed the services of David G. Derrick pursuant to the Management Agreement with ADP through and until June 15, 1996. The Management Agreement was replaced by the Employment and Non-Competition Agreement. That agreement terminated on September 30, 1997, although Mr. Derrick has agreed to continue to serve in those capacities until September 30, 1999 under a modified agreement which has not yet been finalized. Mr. Derrick receives a base salary of $200,000 per year and the same benefits that other employees of the Company receive. Mr. Derrick was also granted an option to purchase 60,000 shares of the Company's Common Stock, 30,000 shares of which became vested and exercisable on September 30, 1996 and the remaining 30,000 of which vested and became exercisable on September 30, 1997, after giving effect to a 1-for-10 reverse stock split effective November 10, 1997. During fiscal year 1997, Mr. Derrick was granted options to purchase 310,000 shares of Common Stock at an exercise price of $3.70 per share, after giving effect to the 1-for-10 reverse stock split effective November 10, 1997.

    All of the Company's executive officers and directors have entered into Confidentiality Agreements with the Company and have agreed not to disclose any of the Company's confidential information during the period of service with the Company and for a period of five years thereafter.

STOCK OPTION AND STOCK APPRECIATION RIGHTS

    In December 1992, July 1993, February 1995 and March 26, 1996, the Company's Board of Directors approved the 1992 Stock Incentive Plan, the 1993 Stock Incentive Plan, the 1995 Stock Incentive Plan, and the 1996 Stock Incentive Plan, respectively. Under the 1992 Stock Incentive Plan and the 1993 Stock Incentive Plan, non-qualified stock options could be granted and stock bonuses or issuances made to qualified recipients, while under the 1995 Stock Incentive Plan and the 1996 Stock Incentive Plan, incentive stock options and non-qualified stock options could be granted and stock bonuses or issuances made to qualified recipients. As of September 30, 1997, 444,000 shares of the Company's Common Stock were available for issuance under the 1992 Stock Incentive Plan, 334,502 shares of Common Stock were available for issuance under the 1993 Stock Incentive Plan, no shares of Common Stock were available for issuance under the 1995 Stock Incentive Plan, and 1,459,896 shares of Common Stock were reserved for issuance under the 1996 Stock Incentive Plan.

    The following table sets forth information concerning the grant of stock options and stock appreciation rights (SARs) made under the Company's 1995 Incentive Stock Option Plan for the fiscal year ended September 30, 1997 to the Named Officers:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR


Potential Realizable Value at Assumed
Annual Rates of Stock Price
                                   Individual Grants                                            Appreciation for Option Term
------------------------------------------------------------------------          --------------------------------------------------

     (a)                  (b)            (c)           (d)             (f)            (c)                    (g)
                                     % of Total
                       Number of    Options/SARs
                      Securities     Granted to                    Market Price
                      Underlying      Employees     Exercise or     on Date of
                     Options/SARs     in Fiscal     Base Price        Grant       Expiration
     Name             Granted (#)        Year        ($/Share)      ($/Share)        Date         5% ($)    10% ($)    0% ($)
--------------       ------------   ------------    -----------    ------------   ----------      ------    -------    ------
David G. Derrick        310,000          80.6%          $3.70         $3.70        7/28/2002     $155,000   $310,000      $0

James J. Dalton          49,400          12.9%          $3.70         $3.70       10/23/2001     $ 24,700   $ 49,400      $0


         The following table sets forth information with respect to the exercise of options to acquire shares of the Company's Common Stock by the Named Officers during the fiscal year ended September 30, 1997, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on September 30, 1997.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                    VALUES


                                                                Number of securities
                                                                     Underlying              Value of Unexercised
                                                                Unexercised options         In-the-Money Options at
                                                              At September 30, 1997(#)      September 30, 1997 ($)
                            Shares Acquired       Value             Exercisable/                  Exercisable/
Name                        On Exercise(#)      Realized($)        Unexercisable                 Unexercisable
-------------------------------------------------------------------------------------------------------------------
David G. Derrick             11,543 (1)           $8,080              412,246/                     $288,572/
                                                                          -0-                           -0-

James J. Dalton             282,939 (1)          $19,806               43,500/(1)/                  $30,450/
                                                                          -0-                           -0-


------------------------

          (1) All share amounts adjusted to reflect 1-for-10 reverse stock split effective November 10, 1997.

EXECUTIVE COMPENSATION REPORT OF THE COMPENSATION COMMITTEE

         Notwithstanding anything to the contrary set forth in any of the previous filings made by the Company under the Securities Act or the 1934 Act that might incorporate future filings, including, but not limited to, this Annual Report on Form 10-K, in whole or in part, the following Executive Compensation Report and the performance graph appearing herein shall not be deemed to be incorporated by reference into any such future filings.

         This Executive Compensation Report discusses the Company's executive compensation policies and the basis for the compensation paid to the Company's executive officers, including its Chief Executive Officer, David G. Derrick, during the fiscal year ended September 30, 1997.

         Compensation Policy

         The Company's policy with respect to executive compensation has been designed to:

         . Adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to the Company and in a manner that is commensurate with compensation paid by companies of comparable size or within the Company's industry;

         . Reward executive officers for the achievement of short-term operating goals and for the enhancement of the long-term value of the Company; and

         . Align the interests of the executive officers with those of the Company's shareholders with respect to short-term operating goals and long-term increases in the price of the Company's Common Stock.

         The components of compensation paid to executive officers consist of:
(a) base salary, (b) incentive compensation in the form of annual bonus payments and stock options awarded by the Company under the Company's Stock Incentive Plans and (c) certain other benefits provided to the Company's executive officers. The Company's Compensation Committee is responsible for reviewing and approving cash compensation paid by the Company to its executive officers and members of the Company's senior management team, including annual bonuses and stock options awarded under the Company's Stock Incentive Plans, selecting the individuals who will be awarded bonuses and stock options under the Stock Incentive Plans, and for determining the timing, pricing and amount of all stock options granted thereunder, each within the terms of the Company's Stock Incentive Plans.

         The Company's executive compensation program historically has emphasized the use of incentive-based compensation to reward the Company's executive officers and members of senior management for the achievement of goals established by the Board of Directors. The Company uses stock options to provide an incentive for a substantial number of its officers and employees, including selected members of management, and to reward such officers and employees for achieving goals that have been established for the Company. The Company believes its incentive compensation plan rewards management when the Company and its shareholders have benefitted from achieving the Company's goals and targeted research and development objectives, all of which the Compensation Committee feels will dictate, in large part, the Company's future operating results. The Compensation Committee believes that its policy of compensating officers and employees with incentive-based compensation fairly and adequately compensates those individuals in relation to their responsibilities, capabilities and contribution to the Company, and in a manner that is commensurate with compensation paid by companies of comparable size or within the Company's industry.

         Components of Compensation

         The primary components of compensation paid by the Company to its executive officers and senior management personnel, and the relationship of such components of compensation to the Company's performance, are discussed below:

         Base Salary. The Compensation Committee periodically reviews and approves the base salary paid by the Company to its executive officers and members of the senior management team. Adjustments to base salaries are determined based upon a number of factors, including the Company's performance (to the extent such performance can fairly be attributed or related to each executive's performance), as well as the nature of each executive's responsibilities, capabilities and contributions. In addition, the Compensation Committee periodically reviews the base salaries of its senior management personnel in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for the Company's executive officers have historically been reasonable in relation to the Company's size and performance in comparison with the compensation paid by similarly sized companies or companies within the Company's industry.

         Incentive Compensation. As discussed above, a substantial portion of each executive officer's compensation package is in the form of incentive compensation designed to reward the achievement of short-term operating goals and long-term increases in shareholder value. The Company's Stock Incentive Plans allow the Board of Directors or the Compensation Committee to grant stock options to executive officers and employees for the purchase of shares of the Company's Common Stock. Under the terms of the Stock Incentive Plans, the Board of Directors and the Compensation Committee have authority, within the terms of the Stock Incentive Plans, to select the executive officers and employees who will be granted stock options and to determine the timing, pricing and number of stock options to be awarded. The Compensation Committee believes that the stock options granted under the Stock Incentive Plans reward executive officers only to the extent that shareholders have benefitted from increases in the value of the Company's Common Stock.

         Other Benefits. The Company maintains certain other plans and arrangements for the benefit of its executive officers and members of senior management. The Company believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the Company's industry.

         Compensation of the Chief Executive Officer

         On June 15, 1996, the Company entered the Employment and Non-Competition Agreement with Mr. Derrick, Chief Executive Officer of the Company. This agreement had an initial term which expired on September 30, 1997. Mr. Derrick and the Company have agreed that he will continue in that capacity until September 30, 1999 under a modified agreement, however, the terms and conditions of such modified agreement have not been finalized. Mr. Derrick receives a monthly base salary of $16,667 (or $200,000 per year). The Compensation Committee believes that Mr. Derrick's monthly compensation adequately and fairly compensates Mr. Derrick in relation to his responsibilities, capabilities, contributions and dedication to the Company and secures for the Company the benefit of Mr. Derrick's leadership, management and financial skills and capabilities. Moreover, the Compensation Committee believes that Mr. Derrick's monthly base salary is reasonable in relation to Mr. Derrick's responsibilities, capabilities, contributions and dedication to the Company and is warranted to keep Mr. Derrick's annual salary in line with the compensation earned by chief executive officers employed by companies of comparable size or within the Company's industry.

         Mr. Derrick did not receive a bonus during fiscal years 1997 or 1996. However, in fiscal year 1996, Mr. Derrick was granted stock options under the 1996 Stock Incentive Plan (the "Plan") for a total of 60,000 shares of Common Stock at $3.70 per share and in fiscal year 1997 he was granted options to purchase an additional 310,000 shares of Common Stock at $3.70 per share (all share amounts and exercise prices are adjusted to reflect a 1 for 10 reverse stock split effective November 10, 1997).

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

                                    Compensation Committee:

                                                     David G. Derrick
                                                     Thomas Q. Garvey III, M.D.
                                                     Christopher D. Illick

STOCK PERFORMANCE GRAPH

         The following graph compares the yearly cumulative total returns from the Company's Common Stock during the five fiscal year period ended September 30, 1997, with the cumulative total return on the Media General Index and the Standard Industrial Classification (SIC) Code Index for that same period. The comparison assumes $100 was invested on October 1, 1992 in the Company's Common Stock and in the Common Stock of the companies in the referenced Indexes and further assumes reinvestments of dividends.

                    COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                         AMONG BIOMUNE SYSTEMS, INC.,
                    MEDIA GENERAL INDEX AND SIC CODE INDEX

                           [LINE GRAPH APPEARS HERE]

                    ASSUMES $100 INVESTED ON OCT. 01, 1992
                          ASSUMES DIVIDEND REINVESTED
                       FISCAL YEAR ENDING SEPT. 30, 1997



                              Fiscal Year Ending
                              ------------------

                               1992       1993        1994        1995         1996          1997
                               ----       ----        ----        ----         ----          ----
Biomune Systems, Inc.          100       100.00      284.43      187.13       117.96         22.45
Industry Index (8731)          100        98.41       72.92      114.96       109.27        131.16
Media General Composite        100       118.07      123.88      149.66       176.52        240.62

         Compensation of Directors. Members of the Board of Directors who are not directly or indirectly employed by the Company are paid $500 for each Board meeting attended, in addition to being reimbursed for their expenses incurred in connection with attending meetings of the Board of Directors. No stock options were issued during fiscal year 1997 to any such Directors for their service on the board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the 1934 Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities. Officers, directors and greater than 10% shareholders are requested by SEC Regulations to furnish the Company with copies of all
Section 16(a) reports they file. Based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended September 30, 1997 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         To the Company's knowledge, the following table sets forth information regarding ownership of the Company's outstanding Common Stock on December 29, 1997 by (i) beneficial owners of more than 5% of the outstanding shares of Common Stock; (ii) each director and each executive officer; and (iii) all directors and executive officers as a group. Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the stock listed.

                                                          Shares of Common Stock
                                                          Beneficially  Owned (2)
Name and Address                                    ----------------------------------
of Beneficial Owner (1)                             Number         Percentage of Class
------------------------------------            ------------------------------------------
Directors:

David G. Derrick (3)                               447,821                 12.3%

Aaron Gold, D.D. (4)                                20,461                   *
4373 Sheldon Drive
La Mesa, CA 92401

Charles J. Quantz. (5)                               8,715                   *
Post Office Box 8186
Emeryville, CA 94663

Thomas Q. Garvey, III, M.D.  (6)                    10,500                   *
10125 Gary Road
Potomac, MD 20854

Christopher D. Illick (7)                           25,200                   *
22 Mountain Avenue
Princeton, N.J. 08450

Executive Officers (8)

Michael G. Acton (9)                                44,954                   *


5% Beneficial Owners

Leviticus Trust  (10)                              210,755                  6.5%
282 Atlantic Avenue
Brooklyn, NY 11201

All executive officers and
directors as a group (10 persons) (11)             641,210                 17.0%

------------------------------

 *    Less than 1%

(1) Unless otherwise indicated, such person's address is the same as the Company's address.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from the date on which beneficial ownership is calculated upon the exercise of options or warrants or otherwise. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants, or other rights to acquire shares, held by such person (but not those held by any other person) and exercisable within sixty (60) days from the date hereof have been fully exercised. Percentages are calculated based on 3,238,813 shares of Common Stock outstanding as of December 29, 1997 (as adjusted for shares deemed to be beneficially owned by such shareholder).

(3) Mr. Derrick owns 35,363 shares of Common Stock directly and owns directly or indirectly options to purchase 412,458 shares of Common Stock.

(4) Dr. Gold owns 6,961 shares of Common Stock directly and options to purchase 13,500 shares of Common Stock.

(5) Mr. Quantz owns 1,215 shares of Common Stock directly and options to purchase 7,500 shares of Common Stock

(6) Dr. Garvey owns 533 shares of Common Stock directly and options to purchase 9,967 shares of Common Stock.

(7) Mr. Illick owns 14,700 shares of Common Stock directly and options to purchase 10,500 shares of Common Stock.

(8) Omits David G. Derrick, Chief Executive Officer, whose information is provided above.

(9) Mr. Acton owns 5,538 shares of Common Stock directly and options to purchase 43,054 shares of Common Stock.

(10) The Leviticus Trust owns 210,755 shares of Common Stock directly. The Leviticus Trust is an irrevocable trust established for the benefit of its sole beneficiary, Genesis Investment Corporation, a Utah corporation ("GIC"). The executive officers and directors of GIC are Jacob "Jack" Solomon, president, Royden G. Derrick, vice president and secretary, and Edna Ennise Richardson, Sam Pekeles and Jerry Pekeles, directors. The beneficial owners of GIC are members of the Solomon family. Royden G. Derrick is the father of David G. Derrick, the Company's President and Chief Executive Officer. The trustee of the Leviticus Trust is Robert Pomerantz, an individual residing in New York. The Trustee has power to vote and dispose of the stock held by the trust consistent with the terms and conditions of the trust declaration establishing the trust.

(11) Based on a total of 3,779,102 shares of Common Stock, assuming the exercise of all options held by such person and exercisable within 60 days of the date of this statement.

         Approximately 3.3% of the issued and outstanding shares of the Company's Common Stock are beneficially owned by current directors and executive officers of the Company. There are no arrangements known to the Company, the operation of which may, at a subsequent date, result in a change of ownership or control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT AND
         OTHERS

         ADP Management Corporation and David G. Derrick. The Company entered into an Employment and Non- Competition Agreement with David G. Derrick, the Company's Chief Executive Officer and Chairman of the Board, effective as of June 15, 1996, which expired September 30, 1997. Mr. Derrick and the Company have agreed that he will continue in that position under a modified agreement, the specific terms of which have not been finalized. The new agreement will not include any services relating to investment banking or fund-raising activities which will be handled by separate agreement. See discussion regarding MK Financial, Inc., below. See Item 11, Executive Compensation, "Employment Agreement With David G. Derrick," above.

         James J. Dalton. The Company entered into a consulting agreement (the "Consulting Agreement") with James J. Dalton, the Vice Chairman of the Board, effective as of February 1, 1996 and expiring on January 31, 1997. That Consulting Agreement provides for Mr. Dalton's services as a director of the Company and as Vice Chairman of the Board. Pursuant to that Consulting Agreement, the Company agreed to pay Mr. Dalton a fee of $5,000 per month and to issue Mr. Dalton 600 shares of Common Stock each month during the term of the Consulting Agreement (for a total of 7,200 shares). Mr. Dalton was also granted effective February 1, 1996 a five year warrant exercisable for 10,000 shares of the Company's Common Stock. During fiscal year 1997, the Company issued to Mr. Dalton options to purchase 49,400 shares of the Company's Common Stock at the exercise price of $3.70 per share. See Item 11.
Executive Compensation.

         Christopher D. Illick. The Company entered into a Consulting Agreement with Christopher D. Illick, one of the Company's directors and a member of its Compensation and Audit Committees, effective as of March 1, 1996 and expiring on February 28, 1997. That Consulting Agreement provides for Mr. Illick's services as a director of the Company and as a member of the Company's Compensation and Audit Committees. Pursuant to that Consulting Agreement, the Company agreed to issue Mr. Illick 225 shares of Common Stock each month during the term of the Consulting Agreement (for a total of 2,700 shares). The initial Consulting Agreement was extended until February 1998, and the Company agreed to issued 12,000 shares of Common Stock for Mr. Illick's services.

CERTAIN BUSINESS RELATIONSHIPS

         MK Financial, Inc. Subsequent to year-end, the Company entered into an investment banking arrangement with MK Financial, Inc., an entity owned by David
G. Derrick, the Company's Chief Executive Officer and Chairman of the Board. Under this arrangement, the Company has advanced $150,000 to MK Financial for fees and commissions related to investment banking services to be performed during fiscal year 1998. These advances are noninterest bearing and are subject to refund to the Company should the capital raising efforts not prove successful.

INDEBTEDNESS OF RELATED PARTIES

         James J. Dalton. During fiscal year 1995 and fiscal year 1994, the Company made loans aggregating $175,000 and $90,000, respectively, to James J. Dalton, a director of the Company and Vice Chairman of the Board. These loans were unsecured, bore interest at an annual rate of 12% and were due on demand. During fiscal year 1996, 1995 and 1994, Mr. Dalton made principal and interest payments totaling $60,000, $16,605 and $90,000, respectively, on those loans. On January 29, 1996, the Company agreed to eliminate the remaining principal and interest balances on these loans, which totaled approximately $126,000, in exchange for Mr. Dalton relinquishing his right to receive 50% of the future net profits of Volu-Sol, if any, for three years after the expiration of his Agreement with the Company (or any extension thereof). Mr. Dalton was a consultant to the Company through fiscal year 1996 and, during fiscal year 1996, became a director of the Company and the Vice Chairman of the Company's Board of Directors. Effective October 15, 1996, Mr. Dalton became an employee of the Company with the title of Senior Executive Vice President--Investor Relations.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   Documents filed as part of this Form 10-K:

      1.  Financial Statements (included in Part II, Item 8)

          Consolidated Balance Sheets as of September 30, 1997 and 1996

          Consolidated Statements of Operations for the Years Ended September 30, 1997, 1996 and 1995 and for the Period from Inception to September 30, 1997

          Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 1997, 1996 and 1995 and for the Period from Inception to September 30, 1997

          Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995 and for the Period from Inception to September 30, 1997.

          Notes to Consolidated Financial Statements

      2. Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

      3.  Exhibits: The following Exhibits are filed with this Form 10-K:

      Exhibit No.    Description of Exhibit
      -----------    ----------------------

      3.1+           Amended and Restated Articles of Incorporation

      3.2+           Amended and Restated Bylaws (adopted March 22, 1996)

      3.3+ Certificate and Statement of Determination of Rights and Preferences of Series A 10% Cumulative Convertible Preferred Stock

      3.4+ Certificate and Statement of Determination of Rights and Preferences of Series B 10% Cumulative Convertible Non-Voting Preferred Stock

      3.5+ Certificate and Statement of Determination of Rights and Preferences of Series D 8% Cumulative Convertible Non-Voting Stock

      3.6+ Certificate of Amendment to the Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock

      3.7+ Certificate and Statement of Determination of Rights and Preferences of Series C 8% Cumulative Convertible Non-Voting Preferred Stock

      4.1**          Form of Common Stock Certificate

      4.3** Form of Series A 10% Cumulative Convertible Preferred Stock Certificate

      4.4*           Form of Series B 10% Cumulative Convertible Preferred Stock
                     Certificate

      4.5#           Form of Series D 8% Cumulative Convertible Preferred Stock
                     Certificate

      4.6+           Form of Series C 8% Cumulative Convertible Preferred Stock
                     Certificate

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

      10.91#         Consulting Contract with E. Wayne Nelson

      10.92# Business Consulting Agreement with Robert J. Pomerantz (August 15, 1995)

      10.93# Loan and Consulting Agreement with Summit Financial Marketing, Inc. (August 14, 1995)

      10.94#         Agreement with Commonwealth Associates (May 18, 1995)

      10.95+         Lease Agreement with Young Electric Sign Company

      10.96+         Employment and Non-Competition Agreement with David G.
                     Derrick

      10.97+         Form of Registration Rights Agreement (Series C Preferred)

      10.98+ Form of Investor Questionnaire and Subscription Agreement (Series C Preferred)

      10.99+         401(k) Plan

      10.100+ First Amendment to Stock Purchase Warrant - A.L. Sarroff (Warrant B-1000)

      10.101+ First Amendment to Stock Purchase Warrant - A.L. Sarroff (Warrant C-1000)

      10.102+        Commercial and Industrial Lease with RJF Companies, Ltd.

      10.103+        Barretto Letter Agreement

      10.104+        ADUN & Company Purchase Agreement

      10.105+        Agreement with Clinimetrics Research Associates

      10.106+ David G. Derrick Non-Qualified Stock Option Agreement (60,000 shares)

      10.107+        Commercial and Industrial Lease - Volu Sol, Inc.

      10.108+        License Agreement with Biomed Patent Development LLC

      10.109+        Letter Agreement with Aurora Consultants, LLC

      10.110+        Letter Agreement with Aurora Capital Corp.

      10.111+ Termination and Mutual Release Agreement with Aurora Capital Corporation and Aurora Consultants, L.L.C.

      10.112+ First Amendment to Amended License Agreement with Protein Technology, Inc.

      23             Consent of Arthur Andersen LLP

      27             Financial Data Schedule

-----------------------

# Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1995.

o Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and the two month period ended November 30, 1993.

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

+ Incorporated by reference to the Company's Annual Report on From 10-K for the fiscal year ended September 30, 1996

(B) Reports filed on Form 8-K during the last quarter of the fiscal year ended September 30, 1997:

     In July 1997, the Company filed a Current Report on Form 8-k dated as of July 22, 1997, which included only Item 5 disclosure pertaining to the acquisition by the Company of an option to purchase the common stock of Rockwood Investments, Inc., a California corporation ("Rockwood") for $5,000,000 cash. The Current Report also described a consulting arrangement between the Company and Adela Group, Inc., a corporation solely owned by Ira E. Ritter, who also is the sole shareholder of Rockwood, and Mr. Ritter's appointment as the Company's President.

     On November 10, 1997, the Company filed a Current Report on Form 8-K dated as of October 27, 1997, which included Item 2 disclosure in connection with the Company's exercise of the option acquired in July 1997 to acquire the stock of Rockwood. The Report summarized the primary terms and conditions of the Rockwood acquisition and included as an exhibit the purchase agreement executed by the Company and Rockwood.

     On November 10, 1997, the Company filed a Current Report on Form 8-K dated as of November 7, 1997, which included Item 5 disclosure pertaining to a 10-for-1 reverse stock split declared by the Company's Board of Directors effective November 10, 1997.

     On November 24, 1997, the Company filed an amendment to the Current Report on Form 8-K filed on November 10, 1997 and pertaining to the Rockwood transaction. The amended Report contains Item 2 disclosure reflecting the changes in the terms and conditions of the Rockwood transaction resulting from the Company's intervening reverse stock split.

     No financial statements were filed with any of the above-described Current Reports on Form 8-K. The Company determined to abandon the Rockwood acquisition on January __, 1998, and that transaction accordingly was not consummated and the Company does not presently intend to consummate such transaction absent a substantial renegotiation of the primary terms and conditions.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of January, 1997.

                                         BIOMUNE SYSTEMS, INC.
                                          (Registrant)


                                         By: /s/ David G. Derrick
                                            ----------------------------------
                                                 David G. Derrick
                                                 Its: Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                        Title                             Date
---------                        -----                             ----
/s/ David G. Derrick             Chief Executive Officer and       January 8, 1997
-----------------------------    Chairman of the Board of
David G. Derrick                 Directors (Principal Executive
                                 Officer)

 /s/ Aaron Gold                  Director                          January 8, 1997
-----------------------------
Aaron Gold

 /s/ Charles J. Quantz           Director                          January 8, 1997
-----------------------------
Charles J. Quantz

/s/ Thomas Q. Garvey             Director                          January 8, 1997
-----------------------------
Thomas Q. Garvey, III

 /s/ Christopher D. Illick       Director                          January 8, 1997
-----------------------------
Christopher D. Illick

/s/ Michael G. Acton             Chief Financial Officer and       January 8, 1997
-----------------------------    Controller (Principal Financial
Michael G. Acton                 and Accounting Officer)
