Form 10-K/A
period 1997-09-30
BIOMUNE SYSTEMS INC
filed 1998-01-14
CIK 714634

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
(Mark one)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                             BIOMUNE SYSTEMS, INC.

                         1997 FORM 10-K/A ANNUAL REPORT

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


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Biomune Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Biomune Systems, Inc. (a Nevada corporation in the development stage) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997 and for the period from inception (December 31, 1981) to September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomune Systems, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 and for the period from inception (December 31, 1981) to September 30, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring losses since its inception and expects these losses to continue at least through fiscal year 1998. As of September 30, 1997, the Company has an accumulated deficit of $35,480,749 and minimal working capital of $925,166, of which $846,137 is related to continuing operations. Revenues and sales backlog are also minimal. These factors along with the development and marketing status of the Company's nutraceutical products and the development status of the Company's pharmaceutical products raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, Utah
December 5, 1997

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                     --------------------------------------
                         (A Development Stage Company)
                         -----------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------




                                     ASSETS

                                                                          September 30,
                                                                     -----------------------
                                                                        1997         1996
                                                                     ----------   ----------
CURRENT ASSETS:
  Cash and cash equivalents                                          $1,585,099   $4,180,700
  Accounts receivable, net of allowance for
     doubtful accounts of $40,500 in 1997                                40,258            -
  Inventories                                                           342,768      444,016
  Preferred stock subscription receivable                                     -    3,500,000
  Amounts due from related parties, net of allowance of
      $40,000 in 1997                                                   266,525       15,000
  Net current assets of discontinued operations (Note 3)                 79,029       94,380
                                                                     ----------   ----------
         Total current assets                                         2,313,679    8,234,096
                                                                     ----------   ----------

PROPERTY AND EQUIPMENT:
  Furniture, fixtures and equipment                                     164,641      128,874
  Leasehold improvements                                                  1,256            -
                                                                     ----------   ----------
                                                                        165,897      128,874
  Less accumulated depreciation and amortization                        (69,856)     (29,541)
                                                                     ----------   ----------
         Net property and equipment                                      96,041       99,333
                                                                     ----------   ----------
OTHER ASSETS:
  Technology and patents, net                                            27,988      480,809
  Other                                                                  11,346       11,346
                                                                     ----------   ----------
         Total other assets                                              39,334      492,155
                                                                     ----------   ----------
LONG-TERM ASSETS OF DISCONTINUED
  OPERATIONS (Note 3)                                                   283,444      341,121
                                                                     ----------   ----------
                                                                     $2,732,498   $9,166,705
                                                                     ==========   ==========



          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                     --------------------------------------
                         (A Development Stage Company)
                         -----------------------------

                    CONSOLIDATED BALANCE SHEETS (Continued)
                    ---------------------------------------



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            September 30,
                                                                     ---------------------------
                                                                         1997           1996
                                                                     ------------   ------------
CURRENT LIABILITIES:
 Accounts payable                                                    $    324,915   $    296,474
 Preferred stock dividends payable                                        337,766         91,199
 Accrued legal expenses                                                   225,000              -
 Accrued research expenses                                                210,000              -
 Accrued payroll and payroll taxes                                         85,494         48,507
 Unearned revenue                                                               -         84,000
 Other accrued liabilities                                                205,338              -
                                                                     ------------   ------------
   Total current liabilities                                            1,388,513        520,180
                                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES
 (Notes 2, 5, 7 and 14)

SHAREHOLDERS' EQUITY:
 Preferred stock, $.0001 par value;
      50,000,000 shares authorized-
   Series A, 10% Cumulative, Convertible; 34,802 and 135,589
    shares outstanding, respectively                                      168,583        652,199

   Series B, 10% Cumulative, Convertible Non-Voting;
      0 and 11,058 shares outstanding, respectively                             -        163,837
   Series C, 8% Cumulative, Convertible Non-Voting; 1,683 and
    5,000 shares outstanding, respectively                              2,309,838      4,171,500

 Common stock, $.001 par value; 500,000,000 shares authorized,
  3,238,813 and 1,987,703 shares
     outstanding, respectively                                                324            199

 Additional paid-in capital                                            33,633,608     26,394,266
 Deficit accumulated during the development stage                     (35,480,749)   (23,372,299)
 Deferred consulting expense                                              (69,500)      (246,450)
 Outstanding warrants                                                     883,273        883,273
 Stock subscriptions receivable                                          (101,392)             -
                                                                     ------------   ------------
   Total shareholders' equity                                           1,343,985      8,646,525
                                                                     ------------   ------------

                                                                     $  2,732,498   $  9,166,705
                                                                     ============   ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                     --------------------------------------
                         (A Development Stage Company)
                         -----------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                                                                    Period from
                                                          Years Ended September 30,                 Inception to
                                                 ---------------------------------------------      September 30,
                                                      1997           1996            1995           1997 (Note 2)
                                                 ------------    ------------    -------------     --------------
REVENUES                                         $    199,051    $      2,001    $         -       $      516,217
                                                 ------------    ------------    -------------     --------------
OPERATING EXPENSES:
  Cost of revenues                                    165,401               -              -              165,401
  Management, consulting and research               3,563,682       3,359,985        2,341,304         17,353,691
  Other general and administrative                  4,074,580       1,897,852        1,136,266         11,293,445
                                                 ------------    ------------    -------------     --------------
        Total operating expenses                    7,803,663       5,257,837        3,477,570         28,812,537
                                                 ------------    ------------    -------------     --------------

LOSS FROM OPERATIONS                               (7,604,612)     (5,255,836)      (3,477,570)       (28,296,320)
                                                 ------------    ------------    -------------     --------------

OTHER INCOME (EXPENSE):
  Interest income                                     256,331         271,690          472,382          1,625,587
  Interest expense                                         -               -                -            (859,283)
  Other expense, net                                       -          (36,252)              -             (33,968)
                                                 ------------    ------------    -------------     --------------
        Total other income, net                       256,331         235,438          472,382            732,336
                                                 ------------    ------------    -------------     --------------

NET LOSS FROM CONTINUING
  OPERATIONS                                       (7,348,281)     (5,020,398)      (3,005,188)       (27,563,984)

LOSS FROM DISCONTINUED
   OPERATIONS OF VOLU-SOL, INC.                      (719,652)     (1,402,222)        (617,785)        (3,219,233)
                                                 ------------    ------------    -------------     --------------
NET LOSS                                           (8,067,933)     (6,422,620)      (3,622,973)       (30,783,217)

PREFERRED STOCK DIVIDENDS
   AND BENEFICIAL CONVERSION
   PREMIUM                                         (4,040,517)        (91,199)        (117,471)        (4,697,532)
                                                 ------------    ------------    -------------     --------------
NET LOSS APPLICABLE TO
  COMMON SHARES                                  $(12,108,450)   $ (6,513,819)   $  (3,740,444)    $  (35,480,749)
                                                 ============    ============    =============     ==============
NET LOSS PER COMMON SHARE:
   Continuing operations                         $      (5.11)   $      (2.72)   $       (1.83)
   Discontinued operations of
      Volu-Sol, Inc.                                     (.32)           (.75)            (.36)
                                                 ------------    ------------    -------------
          Net loss per common share              $      (5.43)   $      (3.47)   $       (2.19)
                                                 ============    ============    =============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                2,229,624       1,879,919        1,711,441
                                                 ============    ============    =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                     --------------------------------------
                          (A Development Stage Company)
                          -----------------------------

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------


                                                           Series A          Series B           Series C            Series D
                                                       Preferred Stock    Preferred Stock    Preferred Stock    Preferred Stock
                                                     ------------------  -----------------  -----------------  -----------------
                                                     Shares      Amount  Shares     Amount  Shares     Amount  Shares     Amount
                                                     ------      -----   ------     ------  ------     ------  ------     ------

Sale of common stock for cash
  on February 9, 1982                                     -   $       -     -      $    -       -     $    -       -     $     -

Issuance of common stock for
  services and expense reimbursement
  on February 9, 1982                                     -           -      -           -       -          -       -           -

Contributed capital for expense
  reimbursements from October 1,
  1982 to December 31, 1982                               -           -      -           -       -          -       -           -

Sale of common stock on March 31, 1983                    -           -      -           -       -          -       -           -

Sale of common stock and warrants
  in initial public offering on September 2,
  1983                                                    -           -      -           -       -          -       -           -

Common stock issued during fiscal
  year 1984                                               -           -      -           -       -          -       -           -

Common stock issued during fiscal
  year 1985                                               -           -      -           -       -          -       -           -

Common stock issued during fiscal
  year 1986                                               -           -      -           -       -          -       -           -

Common stock issued during fiscal
  year 1987                                               -           -      -           -       -          -       -           -

Issuance of common stock during
 fiscal year 1988:
    Acquisition of technology                             -           -      -           -       -          -       -           -
    Services                                              -           -      -           -       -          -       -           -

Issuance of common stock during
 fiscal year 1989:
    Acquisition of technology and patents                 -           -      -           -       -          -       -           -
    Services                                              -           -      -           -       -          -       -           -
    Conversion of debt                                    -           -      -           -       -          -       -           -
Expiration of stock warrants                              -           -      -           -       -          -       -           -

Issuance of common stock during
 fiscal year 1990:
    Acquisition of patents                                -           -      -           -       -          -       -           -
    Cash                                                  -           -      -           -       -          -       -           -
    Services and bonuses                                  -           -      -           -       -          -       -           -

Issuance of common stock during
 fiscal year 1991:
    Conversion of debt                                    -           -      -           -       -          -       -           -
    Cash                                                  -           -      -           -       -          -       -           -
    Services and bonuses                                  -           -      -           -       -          -       -           -
                                                    --------  ----------  ------   -------     -----   --------  ------   --------
Subtotals for Page 1                                      -   $       -      -     $     -       -     $            -     $     -
                                                    --------  ----------  ------   -------     -----   --------  ------   --------


                                                                                              Deficit
                                                                                            Accumulated
                                                           Common Stock        Additional   During the        Deferred
                                                        ------------------      Paid-in     Development      Consulting
                                                        Shares      Amount      Capital        Stage          Expense
                                                        ------      ------     ----------   ------------    ------------

Sale of common stock for cash
  on February 9, 1982                                   28,943      $    3     $   45,752   $         -      $        -

Issuance of common stock for
  services and expense reimbursement
  on February 9, 1982                                  136,057          14        303,155             -               -

Contributed capital for expense
  reimbursements from October 1,
  1982 to December 31, 1982                                -             -         42,889             -               -

Sale of common stock on March 31, 1983                   7,500           1            249             -               -

Sale of common stock and warrants
  in initial public offering on September 2,
  1983                                                  60,000           6      1,599,172             -             200

Common stock issued during fiscal
  year 1984                                                490           -         12,198             -               -

Common stock issued during fiscal
  year 1985                                                457           -            314             -               -

Common stock issued during fiscal
  year 1986                                             19,685           2        185,663             -               -

Common stock issued during fiscal
  year 1987                                              3,106           -         42,345             -               -

Issuance of common stock during
 fiscal year 1988:
    Acquisition of technology                            1,325           -         13,252                             -
    Services                                             1,157           -         13,675             -               -

Issuance of common stock during
 fiscal year 1989:
    Acquisition of technology and patents               28,922           3        145,467             -               -
    Services                                             8,314           1         88,432             -               -
    Conversion of debt                                   3,000           -         50,000             -               -
Expiration of stock warrants                               -             -            200             -            (200)

Issuance of common stock during
 fiscal year 1990:
    Acquisition of patents                              15,000           2          6,248             -               -
    Cash                                                   900           -          6,000             -               -
    Services and bonuses                                   180           -          1,650             -               -

Issuance of common stock during
 fiscal year 1991:
    Conversion of debt                                 224,370          22        747,876             -               -
    Cash                                                 7,500           1         44,999             -               -
    Services and bonuses                                 6,075           -         35,500             -               -
                                                      ---------   ---------    ----------   ------------     ------------
Subtotals for Page 1                                   552,981    $     55     $3,385,036   $                $
                                                      ---------   ---------    ----------   ------------     ------------



                                                                                Stock
                                                          Outstanding        Subscriptions
                                                           Warrants           Receivable            Total
                                                          -----------        -------------        -------------

Sale of common stock for cash
  on February 9, 1982                                     $         -        $           -      $       45,755

Issuance of common stock for
  services and expense reimbursement
  on February 9, 1982
                                                                    -                    -              303,169
Contributed capital for expense
  reimbursements from October 1,
  1982 to December 31, 1982
                                                                    -                    -               42,889
Sale of common stock on March 31, 1983
                                                                    -                                       250
Sale of common stock and warrants
  in initial public offering on September 2,
  1983
                                                                    -                    -            1,599,378
Common stock issued during fiscal
  year 1984
                                                                    -                    -               12,198
Common stock issued during fiscal
  year 1985
                                                                    -                    -                  314
Common stock issued during fiscal
  year 1986
                                                                    -                    -              185,665
Common stock issued during fiscal
  year 1987
                                                                    -                    -               42,345
Issuance of common stock during
 fiscal year 1988:
    Acquisition of technology
    Services                                                        -                    -               13,252
                                                                    -                    -               13,675
Issuance of common stock during
 fiscal year 1989:
    Acquisition of technology and patents
    Services                                                        -                    -              145,470
    Conversion of debt                                              -                    -               88,433
Expiration of stock warrants                                        -                    -               50,000
                                                                    -                    -                    -
Issuance of common stock during
 fiscal year 1990:
    Acquisition of patents
    Cash                                                            -                    -                6,250
    Services and bonuses                                            -                    -                6,000
                                                                    -                    -                1,650
Issuance of common stock during
 fiscal year 1991:
    Conversion of debt                                              -                    -              747,898
    Cash                                                            -                    -               45,000
    Services and bonuses                                            -                    -               35,500
                                                            ----------         ------------       --------------
Subtotals for Page 1                                        $       -          $         -        $   3,385,091
                                                            ----------         ------------       --------------

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                    --------------------------------------
                         (A Development Stage Company)
                         -----------------------------
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
          -----------------------------------------------------------

                                                             Series A                   Series B                 Series C
                                                          Preferred Stock            Preferred Stock          Preferred Stock
                                                       ---------------------    ------------------------   ---------------------
                                                        Shares      Amount       Shares        Amount       Shares       Amount
                                                       --------   ----------    --------     -----------   --------     --------
Subtotals from Page 1                                      -      $      -           -       $       -          -       $    -

Issuance of common stock during
    fiscal year 1992:
  Conversion of amounts due related
    parties                                                -             -           -               -          -            -
  Conversion of long-term debt                             -             -           -               -          -            -
  Conversion of accounts payable                           -             -           -               -          -            -
  Acquisition of assets from major
    shareholder                                            -             -           -               -          -            -
  Cash                                                     -             -           -               -          -            -
  Services and bonuses                                     -             -           -               -          -            -

Sale of Series A Preferred Stock,
    net of offering costs, during fiscal
    year 1993                                          323,000     1,453,500         -               -          -            -

Issuance of common stock during fiscal year 1993:
    Cash                                                   -             -           -               -          -            -
    Services and bonuses                                   -             -           -               -          -            -
    Consulting services                                    -             -           -               -          -            -
    Conversion of amounts due to
        related parties                                    -             -           -               -          -            -

Grants of stock warrants resulting
    in consulting and interest expense
    during fiscal year 1993                                -             -           -               -          -            -

Increase in note receivable related
    to sale of stock during fiscal year 1993               -             -           -               -          -            -

Sale of Series A Preferred Stock,
    net of offering costs in fiscal year 1994          677,000     3,046,500         -               -          -            -

Sale of Series B Preferred Stock,
    net of offering costs in fiscal year 1994              -             -       366,600       4,950,000        -            -

Issuance of common stock during fiscal year 1994:
    Cash                                                   -             -           -               -          -            -
    Conversion of Series A Preferred Stock            (668,000)   (3,006,000)        -               -          -            -
    Conversion of Series B Preferred Stock                 -             -      (356,600)     (4,814,975)       -            -
    Services                                               -             -           -               -          -            -
    Conversion of accounts payable                         -             -           -               -          -            -
    Conversion of related party debt                       -             -           -               -          -            -
Sale of assets in fiscal year 1994                         -             -           -               -          -            -
Amortization of deferred expense in                                                                             -            -
    fiscal year 1994                                       -             -           -               -
Preferred stock dividends in fiscal year 1994           63,600       318,001       8,690         130,344        -            -
Net loss - for the period from inception
    to September 30, 1994                                  -             -                           -          -
                                                       --------   ----------    --------     -----------   --------     --------
Balance at September 30, 1994                          395,600    $1,812,001      18,690     $   265,369        -       $    -
                                                       --------   ----------    --------     -----------   --------     --------

                                                                                                                    Deficit
                                                           Series D                                               Accumulated
                                                       Preferred Stock          Common Stock        Additional    During the
                                                   ----------------------  ----------------------    Paid-in      Development
                                                     Shares       Amount     Shares      Amount      Capital         Stage
                                                   ----------   ---------  ----------  ---------- ------------   -------------
Subtotals from Page 1                                   -       $    -       552,981   $    55    $ 3,385,036    $        -

Issuance of common stock during
    fiscal year 1992:
  Conversion of amounts due related
    parties                                             -            -        34,943         4        119,325             -
  Conversion of long-term debt                          -            -        30,000         3        499,997             -
  Conversion of accounts payable                        -            -         3,600       -           19,000             -
  Acquisition of assets from major
    shareholder                                         -            -       300,000        30      1,945,509             -
  Cash                                                  -            -        22,525         2        203,924             -
  Services and bonuses                                  -            -        16,347         2        275,989             -

Sale of Series A Preferred Stock,
    net of offering costs, during fiscal
    year 1993                                           -            -           -         -              -               -

Issuance of common stock during fiscal year 1993:
    Cash                                                -            -        15,000         1        124,999             -
    Services and bonuses                                -            -       145,795        15      3,010,590             -
    Consulting services                                 -            -        17,400         2        347,998             -
    Conversion of amounts due to
        related parties                                 -            -        98,258        10        477,515             -

Grants of stock warrants resulting
    in consulting and interest expense
    during fiscal year 1993                             -            -           -         -          800,000             -

Increase in note receivable related
    to sale of stock during fiscal year 1993            -            -           -         -              -               -

Sale of Series A Preferred Stock,
    net of offering costs in fiscal year 1994           -            -           -         -              -               -

Sale of Series B Preferred Stock,
    net of offering costs in fiscal year 1994           -            -           -         -              -               -

Issuance of common stock during fiscal year 1994:
    Cash                                                -            -        41,299         4        454,588             -
    Conversion of Series A Preferred Stock              -            -       200,401        20      3,005,980             -
    Conversion of Series B Preferred Stock              -            -       106,980        11      4,814,964             -
    Services                                            -            -        34,800         3      1,949,998             -
    Conversion of accounts payable                      -            -         1,248       -           49,931             -
    Conversion of related party debt                    -            -        35,978         4        359,780             -
Sale of assets in fiscal year 1994                      -            -           -         -       (1,021,987)            -
Amortization of deferred expense in                     -            -           -         -              -               -
    fiscal year 1994
Preferred stock dividends in fiscal year 1994           -            -           -         -              -          (448,345)
Net loss - for the period from inception
    to September 30, 1994                               -            -                                    -       (12,669,691)
                                                   ----------   ---------  ----------  ---------- ------------   -------------
Balance at September 30, 1994                           -       $    -     1,657,555   $   166    $20,823,136    $(13,118,036)
                                                   ----------   ---------  ----------  ---------- ------------   -------------
                                                       Deferred                          Stock
                                                      Consulting      Outstanding    Subscriptions
                                                        Expense        Warrants        Receivable          Total
                                                     ------------     -----------    -------------     --------------
Subtotals from Page 1                                $        -       $      -       $        -        $   3,385,091

Issuance of common stock during
    fiscal year 1992:
  Conversion of amounts due related
    parties                                                   -              -                -              119,329
  Conversion of long-term debt                                -              -                -              500,000
  Conversion of accounts payable                              -              -                -               19,000
  Acquisition of assets from major
    shareholder                                               -              -           (952,570)           992,969
  Cash                                                        -              -                -              203,926
  Services and bonuses                                        -              -                -              275,991

Sale of Series A Preferred Stock,
    net of offering costs, during fiscal
    year 1993                                                 -              -                -            1,453,500

Issuance of common stock during fiscal year 1993:
    Cash                                                      -              -                -              125,000
    Services and bonuses                                      -              -                -            3,010,605
    Consulting services                                  (348,000)           -                -                  -
    Conversion of amounts due to
        related parties                                       -              -                -              477,525

Grants of stock warrants resulting
    in consulting and interest expense
    during fiscal year 1993                              (537,500)           -                -              262,500

Increase in note receivable related
    to sale of stock during fiscal year 1993                  -              -            (69,417)           (69,417)

Sale of Series A Preferred Stock,
    net of offering costs in fiscal year 1994                 -              -                -            3,046,500

Sale of Series B Preferred Stock,
    net of offering costs in fiscal year 1994                 -              -                -            4,950,000

Issuance of common stock during fiscal year 1994:
    Cash                                                      -              -                -              454,592
    Conversion of Series A Preferred Stock                    -              -                -                  -
    Conversion of Series B Preferred Stock                    -              -                -                  -
    Services                                             (378,000)           -                -            1,572,001
    Conversion of accounts payable                            -              -                -               49,931
    Conversion of related party debt                          -              -                -              359,784
Sale of assets in fiscal year 1994                            -              -          1,021,987                -
Amortization of deferred expense in                       885,500            -                -              885,500
    fiscal year 1994
Preferred stock dividends in fiscal year 1994                 -              -                -                  -
Net loss - for the period from inception
    to September 30, 1994                                     -              -                           (12,669,691)
                                                     ------------     -----------    -------------     --------------
Balance at September 30, 1994                        $   (378,000)    $      -       $        -        $   9,404,636
                                                     ------------     -----------    -------------     --------------

     The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                    --------------------------------------
                         (A Development Stage Company)
                         -----------------------------

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
          -----------------------------------------------------------


                                                     Series A                   Series B                    Series C
                                                  Preferred Stock            Preferred Stock             Preferred Stock
                                              -----------------------  --------------------------  ---------------------------
                                                Shares       Amount       Shares        Amount        Shares         Amount
                                              ----------- -----------  -----------   ------------  -----------    ------------
Balance at September 30, 1994                   395,600   $1,812,001       18,690    $   265,369            -     $        -

  Issuance of common stock:
    Cash                                             -            -            -              -             -              -
    Conversion of Series A Preferred Stock     (181,767)    (817,952)          -              -             -              -
    Conversion of Series B Preferred Stock           -            -        (8,632)      (116,532)           -              -
    Services                                         -            -            -              -             -              -
  Settlement of shares                               -            -            -              -             -              -
  Issuance of warrants and options:
    Cash                                             -            -            -              -             -              -
    Services                                         -            -            -              -             -              -
  Amortization of deferred expense                   -            -            -              -             -              -
  Preferred stock dividends                          -            -            -              -             -              -
  Net loss                                           -            -            -              -             -              -
                                              ----------- -----------  -----------   ------------  -----------    ------------
Balance at September 30, 1995                   213,833      994,049       10,058        148,837            -              -

Sale of Series D Preferred Stock, net
  of offering costs                                  -            -            -              -             -              -
Sale of Series C Preferred Stock, net
  of offering costs                                  -            -            -              -          5,000      4,171,500
Issuance of common stock:
    Cash                                             -            -            -              -             -              -
    Conversion of Series A Preferred Stock      (98,738)    (444,321)          -              -             -              -
    Conversion of Series D Preferred Stock           -            -            -              -             -              -
    Services                                         -            -            -              -             -              -
Issuance of warrants and options for
    services                                         -            -            -              -             -              -
Amortization of deferred consulting
    expense                                          -            -            -              -             -              -
Cancellation of Series D Preferred
    Stock subscription                               -            -            -              -             -              -
Preferred stock dividends                        20,494      102,471        1,000         15,000            -              -
Net loss                                             -            -            -              -             -              -
                                              ----------- -----------  -----------   ------------   -----------   ------------
Balance at September 30, 1996                   135,589      652,199       11,058        163,837         5,000      4,171,500

Issuance of common stock:
    Cash                                             -            -            -              -             -              -
    Conversion of Series A Preferred Stock     (116,027)    (559,815)          -              -             -              -
    Conversion of Series B Preferred Stock           -            -       (12,058)      (178,837)           -              -
    Conversion of Series C Preferred Stock           -            -            -              -         (1,817)    (2,493,746)
    Note receivable                                  -            -            -              -             -              -
    Services                                         -            -            -              -             -              -
Collections on common stock subscriptions
    receivable                                       -            -            -              -             -              -
Issuance of warrants and options for
    services                                         -            -            -              -             -              -
Amortization of deferred consulting
    expense                                          -            -            -              -             -              -
Accretion of Preferred Stock:
    Preferred Stock                                  -            -            -              -             -       2,632,084
    Volu-Sol Series A Preferred Stock                -            -            -              -             -              -
Redemption of Series C Preferred Stock               -            -            -              -         (1,500)    (2,000,000)
Preferred stock dividends                        15,240       76,199        1,000         15,000            -              -
Net loss                                             -            -            -              -             -              -
                                              ----------- -----------  -----------   ------------   -----------   ------------
Balance at September 30, 1997                    34,802   $  168,583           -       $      -          1,683    $ 2,309,838
                                              =========== ===========  ===========   ============   ===========   ============
                                                                                                                        Deficit
                                                      Series D                                                        Accumulated
                                                   Preferred Stock               Common Stock         Additional       During the
                                              --------------------------  --------------------------    Paid-in        Development
                                                 Shares        Amount        Shares        Amount       Capital           Stage
                                              -----------   ------------  -----------   ------------ -------------  ---------------
Balance at September 30, 1994                          -    $        -      1,657,555   $      166   $ 20,823,136   $  (13,118,036)

  Issuance of common stock:
    Cash                                               -             -          3,000           -          67,500               -
    Conversion of Series A Preferred Stock             -             -         54,530            5        817,947               -
    Conversion of Series B Preferred Stock             -             -          2,590            1        116,531               -
    Services                                           -             -         44,144            4        929,370
  Settlement of shares                                 -             -        (17,900)          (2)      (419,998)              -
  Issuance of warrants and options:
    Cash                                               -             -             -            -              -                -
    Services                                           -             -             -            -         375,000               -
  Amortization of deferred expense                     -             -             -            -              -                -
  Preferred stock dividends                            -             -             -            -              -          (117,471)
  Net loss                                             -             -             -            -              -        (3,622,973)
                                              -----------   ------------  -----------   ------------ -------------  ---------------
Balance at September 30, 1995                          -             -      1,743,919          174     22,709,486      (16,858,480)

Sale of Series D Preferred Stock, net
  of offering costs                                 5,200     4,010,227            -            -              -                -
Sale of Series C Preferred Stock, net
  of offering costs                                    -             -             -            -              -                -
Issuance of common stock:
    Cash                                               -             -          4,000            1         32,499               -
    Conversion of Series A Preferred Stock             -             -         29,621            3        444,318               -
    Conversion of Series D Preferred Stock         (3,200)   (2,467,936)      188,442           19      2,467,917               -
    Services                                           -             -         21,721            2        522,855               -
Issuance of warrants and options for
    services                                           -             -             -            -         674,900               -
Amortization of deferred consulting
    expense                                            -             -             -            -              -                -
Cancellation of Series D Preferred
    Stock subscription                             (2,000)   (1,542,291)           -            -        (457,709)              -
Preferred stock dividends                              -             -             -            -              -           (91,199)
Net loss                                               -             -             -            -              -        (6,422,620)
                                               -----------  ------------  -----------   ------------ -------------  ---------------
Balance at September 30, 1996                          -             -      1,987,703          199     26,394,266      (23,372,299)

Issuance of common stock:
    Cash                                               -             -         50,831            5        291,471               -
    Conversion of Series A Preferred Stock             -             -         34,808            3        559,812               -
    Conversion of Series B Preferred Stock             -             -          3,617           -         178,837               -
    Conversion of Series C Preferred Stock             -             -        895,020           90      2,493,656               -
    Note receivable                                    -             -         10,000            1        115,999               -
    Services                                           -             -        256,834           26      2,183,000               -
Collections on common stock subscriptions
    receivable                                         -             -             -            -              -                -
Issuance of warrants and options for
    services                                           -             -             -            -         349,900               -
Amortization of deferred consulting
    expense                                            -             -             -            -              -                -
Accretion of Preferred Stock:
    Preferred Stock                                    -             -             -            -       1,066,667       (3,698,751)
    Volu-Sol Series A Preferred Stock                  -             -             -            -              -            (4,000)
Redemption of Series C Preferred Stock                 -             -             -            -              -                -
Preferred stock dividends                              -             -             -            -              -          (337,766)
Net loss                                               -             -             -            -              -        (8,067,933)
                                              -----------   ------------  -----------   ------------ -------------  ---------------
Balance at September 30, 1997                          -    $        -      3,238,813   $      324   $ 33,633,608   $  (35,480,749)
                                              ===========   ============  ===========   ============ =============  ===============
                                                Deferred                         Stock
                                               Consulting      Outstanding    Subscriptions
                                                 Expense        Warrants       Receivable        Total
                                              -------------   -------------   ------------   --------------
Balance at September 30, 1994                 $   (378,000)   $         -     $        -     $   9,404,636

  Issuance of common stock:
    Cash                                                -               -              -            67,500
    Conversion of Series A Preferred Stock              -               -              -                -
    Conversion of Series B Preferred Stock              -               -              -                -
    Services                                      (401,453)             -              -           527,921
  Settlement of shares                                  -               -              -          (420,000)
  Issuance of warrants and options:
    Cash                                                -           10,000             -            10,000
    Services                                      (273,438)             -              -           101,562
  Amortization of deferred expense                 378,000              -              -           378,000
  Preferred stock dividends                             -               -              -          (117,471)
  Net loss                                              -               -              -        (3,622,973)
                                              -------------   -------------   ------------   --------------
Balance at September 30, 1995                     (674,891)         10,000             -         6,329,175

Sale of Series D Preferred Stock, net
  of offering costs                                     -          544,773     (2,000,000)       2,555,000
Sale of Series C Preferred Stock, net
  of offering costs                                     -          328,500             -         4,500,000
Issuance of common stock:
    Cash                                                -               -              -            32,500
    Conversion of Series A Preferred Stock              -               -              -                -
    Conversion of Series D Preferred Stock              -               -              -                -
    Services                                      (238,783)             -              -           284,074
Issuance of warrants and options for
    services                                      (329,000)             -              -           345,900
Amortization of deferred consulting
    expense                                        996,224              -              -           996,224
Cancellation of Series D Preferred
    Stock subscription                                  -               -        2,000,000              -
Preferred stock dividends                               -               -              -            26,272
Net loss                                                -               -              -        (6,422,620)
                                              -------------   -------------   ------------   --------------
Balance at September 30, 1996                     (246,450)        883,273             -         8,646,525

Issuance of common stock:
    Cash                                                -               -              -           291,476
    Conversion of Series A Preferred Stock              -               -              -                -
    Conversion of Series B Preferred Stock              -               -              -                -
    Conversion of Series C Preferred Stock              -               -              -                -
    Note receivable                                     -               -        (116,000)              -
    Services                                    (1,334,330)             -              -           848,696
Collections on common stock subscriptions
    receivable                                          -               -          14,608           14,608
Issuance of warrants and options for
    services                                      (153,500)             -              -           196,400
Amortization of deferred consulting
    expense                                      1,664,780              -              -         1,664,780
Accretion of Preferred Stock:
    Preferred Stock                                     -               -              -                -
    Volu-Sol Series A Preferred Stock                   -               -              -            (4,000)
Redemption of Series C Preferred Stock                  -               -              -        (2,000,000)
Preferred stock dividends                               -               -              -          (246,567)
Net loss                                                -               -              -        (8,067,933)
                                              -------------   -------------   ------------   --------------
Balance at September 30, 1997                 $    (69,500)   $    883,273    $  (101,392)   $   1,343,985
                                              =============   =============   ============   ==============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                    --------------------------------------
                         (A Development Stage Company)
                         -----------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

               Increase (Decrease) in Cash and Cash Equivalents


                                                                                                                 Period from
                                                                             Years Ended September 30,           Inception to
                                                                       -------------------------------------    September 30,
                                                                          1997          1996          1995      1997 (Note 2)
                                                                       ----------   ----------     ---------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(8,067,933)  $(6,422,620)  $(3,622,973)   $(30,783,217)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                   232,838       197,121       174,635         994,394
          Loss on disposal of fixed assets                                      -        69,043             -          69,043
          Write-down of investment in technology                          337,873       244,839             -         582,712
          Issuance of common stock and warrants for services            1,045,096       629,975       629,483       7,330,462
          Amortization of deferred consulting expense                   1,664,780       996,224       378,000       3,937,006
          Reduction in related party note receivable                       40,000       125,660             -         165,660
          Interest expense recognized on grants of
              stock warrants                                                    -             -             -         250,000
          Interest income imputed on note receivable                            -             -             -        (317,449)
          Interest expense paid by transfer of
            nonmonetary asset                                                   -             -             -          45,347
          Interest expense imputed on note payable                              -             -             -          18,456
          Issuance of long-term debt for services                               -             -             -          43,477
          Changes in assets and liabilities, net of effects
              of nonmonetary asset acquisitions-
                Accounts receivable                                       (29,685)       23,618       (24,584)        (46,211)
                Inventories                                                61,086      (456,418)      (36,940)       (354,615)
                Prepaid expenses                                                -             -             -           5,350
                Other assets                                              (15,825)      (14,805)            -         (34,570)
                Accounts payable                                           20,316       116,410        28,161         391,463
                Unearned revenue                                          (84,000)       84,000             -               -
                Accrued payroll and payroll taxes                          77,986        23,832        30,904         126,898
                Other accrued liabilities                                 653,372        38,264             -         751,056
                                                                      ------------- ------------  ------------   -------------

          Net cash used in operating activities                        (4,064,096)   (4,344,857)   (2,443,314)    (16,824,738)
                                                                      ------------- ------------  ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of technology                                              -             -             -         580,000
  Investment in technology                                                      -             -             -        (150,000)
  Cash acquired in nonmonetary asset acquisition                                -             -             -           7,187
  Purchase of property and equipment                                      (41,096)     (478,030)      (45,974)       (736,820)
  Proceeds from sale of equipment                                               -             -             -          70,551
  Net (advances to) repayments from  related parties                     (291,525)      222,143       102,679        (432,187)
  Payments received on notes receivable                                         -             -             -         799,628
  Issuance of notes receivable                                                  -             -             -        (224,317)
                                                                      ------------- -------------  -----------    ------------

            Net cash (used in) provided by investing
                  activities                                             (332,621)     (255,887)       56,705         (85,958)
                                                                      ------------- -------------  ----------    -------------

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                    --------------------------------------
                         (A Development Stage Company)
                         -----------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               -------------------------------------------------

               Increase (Decrease) in Cash and Cash Equivalents

                                                                                                                 Period from
                                                                                                                 Inception to
                                                                             Years Ended September 30,          September 30,
                                                                   ------------------------------------------
                                                                          1997          1996          1995      1997 (Note 2)
                                                                   --------------  ------------  ------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                              $   306,084   $    32,500   $    67,500     $ 3,429,968
  Proceeds from issuance of Series A and B
       Preferred stock                                                          -             -             -      10,500,000
  Proceeds from issuance of Series C and D
       preferred stock and related warrants                             3,500,000     4,500,000             -       8,000,000
  Offering costs for Series A and B preferred stock                             -             -             -      (1,050,000)
  Offering costs for Series C and D preferred stock                             -      (945,000)            -        (945,000)
  Redemption of Series C preferred stock                               (2,000,000)            -             -      (2,000,000)
  Issuance of preferred stock by Volu-Sol, Inc.                           320,555             -             -         320,555
  Proceeds from issuance of long-term debt                                      -             -             -           6,075
  Proceeds from issuance of warrants                                            -             -        10,000          10,000
  Increase (decrease) in amounts due to related parties                         -             -             -       1,394,752
  Principal payments on notes payable                                           -             -             -        (412,864)
  Cash settlement for shares of common stock                                    -             -      (420,000)       (420,000)
                                                                      ------------  ------------   ------------  --------------

         Net cash provided by (used in) financing activities            2,126,639     3,587,500      (342,500)     18,833,486
                                                                      ------------  ------------   ------------  --------------

NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                              (2,270,078)   (1,013,244)   (2,729,109)      1,922,790

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                4,192,868     5,206,112     7,935,221               -
                                                                      ------------  ------------   ------------  --------------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                                   $ 1,922,790   $ 4,192,868   $ 5,206,112     $ 1,922,790
                                                                      ============  ============  =============   =============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
----------------------------------------------------------------------

During fiscal year 1997, 116,027 shares of Series A convertible preferred stock with a recorded value of $559,815 were converted into 34,808 shares of common stock. In addition, 12,058 and 1,817 shares of Series B and C convertible preferred stock with a recorded value of $178,837 and $2,493,746 were converted into 3,617 and 895,029 shares of common stock, respectively. During fiscal year 1997, the Company declared preferred stock dividends of $337,766. The Company intends to issue 4,368 shares of Series A convertible preferred stock, 449 shares of Series B convertible preferred stock and 309 shares of Series C convertible preferred stock as payment of these dividends.

During fiscal year 1996, 98,738 shares of Series A convertible preferred stock with a recorded value of $444,321 were converted into 29,621 shares of common stock. In addition, 3,200 shares of Series D convertible preferred stock with a recorded value of $2,467,936 were converted into 188,442 shares of common stock. During fiscal year 1996, the Company declared preferred stock dividends of $91,199. During fiscal year 1996, the Company exercised its option to cancel subscriptions for 2,000 shares of Series D convertible preferred stock.

During fiscal year 1995, 181,767 shares of Series A convertible preferred stock with a recorded value of $817,952 were converted into 54,530 shares of common stock. In addition, 8,632 shares of Series B convertible preferred stock with a recorded value of $116,532 were converted into 2,590 shares of common stock. During fiscal year 1995, the Company declared preferred stock dividends of $117,471. The Company issued 20,495 shares of Series A convertible preferred stock and 1,000 shares of Series B convertible preferred stock as payment of those dividends during fiscal year 1996.



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                    --------------------------------------
                         (A Development Stage Company)
                         -----------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

(1)  NATURE OF OPERATIONS

Biomune Systems, Inc. ("Biomune") was incorporated in Nevada on December 31, 1981. Biomune is a development stage biopharmaceutical and nutraceutical company that, along with its wholly owned subsidiary, Optim Nutrition, Inc. ("Optim"), is engaged primarily in researching, developing, producing and marketing biologic pharmaceutical products and nutraceutical food supplements derived from Biomune patented technology ("ProMune(TM)"). Nutraceutical food supplements are derived from a whey protein food base and are marketed as a beneficial source of nutrients to promote good health. Biomune believes that ProMune may be utilized to develop pharmaceutical products to treat various gastrointestinal and infectious diseases in humans and may help increase the human body's immune response. Biomune also believes that certain products derived from ProMune(TM) may provide nutritional supplementation for certain individuals who are nutritionally deprived, including individuals with severely compromised immune systems and patients undergoing intensive antibiotic or chemotherapy treatment.

Another wholly owned subsidiary, Volu-Sol, Inc. ("Volu-Sol"), is engaged in researching, developing, manufacturing, marketing and distributing medical diagnostic stains and related equipment. Effective October 1, 1997, all of the outstanding shares of Volu-Sol's common stock were distributed as a stock dividend to the shareholders of Biomune and, as a result, Volu-Sol ceased to be a subsidiary of Biomune. Volu-Sol's net assets and results of operations are presented as discontinued operations for all periods presented in the accompanying consolidated financial statements.

(2)  SIGNIFICANT ACCOUNTING POLICIES

Development Stage Presentation

The Company is a development stage company. The Company's primary emphasis and focus to date have been commercializing nutraceutical products and researching and developing pharmaceutical products, with the goal of commercializing any pharmaceutical products successfully developed.

Nutraceutical Products. To date, the Company has generated minimal revenues from the sale of its nutraceutical products, Optimune(TM), Maximune(TM) and Jump!(TM). Optimune(TM) is a nutritional dietary supplement marketed primarily to people who are HIV positive or have AIDS or other immune-compromised individuals. Maximune(TM) is a nutritional dietary supplement similar in composition to Optimune(TM) but manufactured in capsule form and marketed primarily to healthy people who desire weight maintenance or management assistance. Jump!(TM) is a fruit-flavored protein drink mix. The Company is in the process of developing a marketing plan for Jump!(TM). The Company has conducted nutritional studies on Optimune(TM) at various sites for its efficacy as a counter-measure to chronic weight loss in immune compromised humans. The Company plans to conduct additional nutritional studies to provide new data and to introduce potential customers to Optimune(TM). The Company has more recently focused on marketing and selling its protein whey concentrate (the "Base Product") which is the primary component of Optimune(TM), to other entities that manufacture and distribute nutritional products. The Company believes that the Base Product may become a value-added component to many other nutritional products. To date, the Company has not sold any significant amounts of the Base Product. The Company anticipates spending approximately $500,000 during fiscal year 1998, some of which will be paid in cash and some of which will likely be paid in shares of common stock, in conducting additional nutritional studies and developing and marketing nutritional products, including Optimune(TM) and the Base Product.

Pharmaceutical Products. To date, the Company has not produced, marketed or generated revenues from any pharmaceutical product candidate. The Company has developed two pharmaceutical drug candidates, BWPT-301(TM) and BWPT-302(TM).
The Company is focusing on the prevention and treatment of cryptosporidiosis and Escherichia Coli, strain 0157:H7, with its pharmaceutical drug candidates BWPT-301(TM) and BWPT-302(TM), respectively. The commercialization of the Company's pharmaceutical drug candidates will require significant additional financial investment, research and development, pre-clinical and clinical testing and regulatory approvals. Although the Company has made progress in its research and development and clinical studies, it anticipates proceeding with such research and development efforts only to the extent funding is available from joint venture partners, private or government grants or third-party sources.

Going Concern. The Company has incurred significant recurring losses since its inception and through September 30, 1997 has an accumulated deficit of $35,480,749 and minimal working capital of $925,166, of which $846,137 is related to continuing operations. Revenues and sales backlog also are minimal. The Company expects to continue to incur significant operating losses at least through fiscal year 1998, primarily due to expenditures associated with developing and marketing nutraceutical products and the continuation of its pharmaceutical drug candidate research and development efforts. These factors, along with those discussed in the previous two paragraphs raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans with respect to this uncertainty include raising additional equity funding through the sale of the Company's securities and minimizing overhead and other costs until such funding can be raised.

The Company is subject to special risk factors due to its development stage status that may impact its ability to become an operating enterprise. These risk factors include:

        a. There can be no assurance that the Company will be able to develop, produce at a reasonable cost or market successfully, any of its pharmaceutical or nutraceutical drug or product candidates. Further, those pharmaceutical or nutraceutical drug and product candidates may prove to have undesirable or unintended side effects that may prevent or limit their commercial use.

        b. The Company does not have sufficient capital to fund its planned operations for the next twelve months. Although the Company believes that it will be successful in raising additional equity funds, the Company may find it necessary to postpone or cancel some of its planned marketing and research and development programs, which could effect future revenues and new pharmaceutical drug or nutraceutical product introductions. Other factors such as extended pre-clinical and clinical trials, difficulty in obtaining regulatory approvals, competition and unforeseen or unexpected difficulties in securing product used in the production of the Company's drugs and products from its sole supplier in New Zealand, changes in existing research relationships, the Company's inability to maintain and establish additional collaborative arrangements and unexpected expenditures relating to the Company's operations, could result in the Company's need for additional funds sooner than anticipated. The Company intends to seek funding through additional public or private financings; however, there can be no assurance that additional funding will be available or that it will be available on acceptable terms or in required amounts. Any such funding will result in immediate and possibly substantial dilution to the Company's existing shareholders.

        c. The Company is dependent upon a license granted to it by Protein Technology, Inc. ("PTI") for the use of ProMune(TM) (the "License"). The Company's existing pharmaceutical product candidates and all additional products currently under research and development, are derived from and based upon ProMune(TM). The License expires in May 1999, unless the Company, prior to such date, has generated annual gross revenues from the sale of products developed utilizing ProMune(TM) of not less than $2,000,000, in which event the License will be automatically extended until March 28, 2006. There can be no assurance that the Company will meet the minimum revenue generation requirement to avoid cancellation of the License in May 1999. PTI may terminate the License upon the Company's failure to observe or perform any of the covenants, terms, conditions or provisions contained therein or in the event of a breach of any representation or warranty made by the Company that is not cured within 30 days after receipt of written notice thereof from PTI. Among other things, the License requires that the Company maintain certain levels of product liability insurance coverage. Due to the lack of any revenue from sales of pharmaceutical products and the limited amount of sales to date of the Biomune nutraceutical products and the high costs associated with product liability insurance, the Company presently does not maintain product liability insurance coverage in the amounts required by the License. The Company does, however, have product liability insurance in amounts which the Company's management believes to be sufficient in light of its obligations to PTI under the License, present sales levels and its independent product liability exposure. The Company's management, after consultation with its legal counsel, does not believe that its technical failure to comply with the insurance coverage covenant of the License will result in termination of the License by PTI. There can be no assurance, however, that PTI will not assert that the License has been breached in a material respect justifying termination, and seek to enforce its rights under the License. The License may also be terminated by PTI if the Company commences or has commenced against it any proceeding under applicable bankruptcy law, makes a general assignment for the benefit of its creditors, has a trustee or receiver appointed, suffers the attachment, execution or judicial seizure of substantially all of its assets, or becomes insolvent or liquidates or dissolves. If the License is terminated for any reason, the Company would lose all rights to ProMune(TM), which would have a material adverse effect on the Company's operations and could possibly result in the termination of the Company's business.

        d. Prior to marketing its existing pharmaceutical drug candidates or any other pharmaceutical drug candidates that the Company may develop, such drug candidates must undergo extensive clinical trials and an extensive regulatory approval process. Any denials of or delays in obtaining the requisite approvals would have a material adverse effect on the Company.

        e. The Company is dependent on a single third-party manufacturer to manufacture the Base Product used in the production of its pharmaceutical drug candidates and nutraceutical products. In the event the sole manufacturer of the Base Product fails to supply any or all of the Company's requirements, there can be no assurance that alternate sources of supply will be available to the Company at a reasonable cost or in a timely manner. If such alternate sources are not available, the Company's results of operations would be severely adversely affected.

        f. At present, there are several companies that are involved in the research and development of drugs derived from colostrum and hyper-immunized cows, which companies are or could become competitors of the Company. In addition, the Company also faces potential competition from numerous pharmaceutical and other biopharmaceutical companies that are currently developing products that utilize unrelated technologies for the treatment and prevention of many of the diseases, infections and syndromes identified by the Company for application of its pharmaceutical drug candidates and nutraceutical products.

           Competition in the pharmaceutical and nutraceutical industries is extremely intense. The Company competes with many other companies that have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources, and experience than does the Company. If a competitor were successful in developing a competing product and in receiving FDA approval to market prior to the Company receiving such FDA approval on BWPT-301(TM), BWPT-302(TM) or any other drug or nutraceutical product candidate developed by the Company, the value, viability and marketability of BWPT-301(TM), BWPT-302(TM) or any other drug candidate or nutraceutical product could be materially and adversely affected and the Company's business prospects severely and negatively impacted.

        g. The Company is dependent upon the efforts and abilities of certain of its senior management personnel. The loss of any of these individuals could have a material adverse effect on the Company, its operations and its prospects.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Biomune and its wholly owned subsidiaries, Optim and Volu-Sol (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company records revenue when products are shipped to the customer.

Cash and Cash Equivalents

The Company considers all highly-liquid, short-term investments that have an initial maturity of 90 days or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Inventories related to continuing operations consist of the following:

                                                               September 30,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
Optimune(TM) finished goods                                $231,337    $168,644
Base Product, packaging and supplies                        111,431     275,372
                                                           --------    --------
                                                           $342,768    $444,016
                                                           ========    ========

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of two to ten years.

Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net loss.

Other Assets

Other assets consist of the following:

                                                               September 30,
                                                           --------------------
                                                             1997        1996
                                                           --------   ---------
Medical Waste Technologies                                 $     -    $ 629,383
ProMune(TM) Technology (see Note 5)                          70,000      70,000
Other                                                        11,347      11,347
                                                           --------   ---------
                                                             81,347     710,730
Accumulated amortization                                    (42,013)   (218,575)
                                                           --------   ---------
    Total other assets                                     $ 39,334   $ 492,155
                                                           ========   =========


The ProMune(TM) Technology is amortized using the straight-line method over an estimated life of ten years and has a remaining unamortized cost of $27,987 as of September 30, 1997.

During 1997, the Company determined that facts and circumstances warranted the write down of the remaining net book value of approximately $337,800 related to the Medical Waste Technologies (see Note 6). This determination was based on the Company's estimated future cash flows from this intangible asset taking into consideration that required royalties under a license arrangement were not received from a third party.

Management, Consulting and Research Expenses

Management, consulting and research expenses include amounts paid to third-party and related-party consultants for investment banking and other business advisory services (see Notes 12 and 13), as well as costs related to the Company's nutraceutical and pharmaceutical product research and development activities. Research and development costs totaled approximately $559,800, $822,400 and $510,400 for the years ended September 30, 1997, 1996 and 1995, respectively.

Advertising

The Company expenses the cost of advertising when the advertising occurs. For the years ended September 30, 1997 and 1996, advertising expenses totaled approximately $210,000 and $120,000, respectively, and are included in other general and administrative expenses in the accompanying statements of operations.

Net Loss Per Common Share

Net loss per common share is computed based on the weighted average number of common shares outstanding during the year. Convertible preferred stock, warrants and options outstanding are not included in the computations because any assumption regarding conversion would be antidilutive, thereby decreasing the net loss per common share. Preferred stock dividends and the impact of beneficial conversion premiums increase the net loss attributable to common stockholders for purposes of computing the net loss per common share.

Income Taxes

The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized.

Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". This statement specifies requirements for the computation, presentation and disclosure of earnings per share ("EPS") for periods ending after December 15, 1997, including interim periods. Early adoption is prohibited and upon adoption, all prior period EPS data must be restated. SFAS No. 128 generally simplifies the standards for computing EPS and replaces the presentations of Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS. The Company believes that SFAS No. 128 will not have a material impact on its financial statement presentation when adopted.

Reclassifications

Certain reclassifications have been made in the prior periods' consolidated financial statements to conform with the fiscal year 1997 presentation.

(3)  DISTRIBUTION OF VOLU-SOL SHARES

Pursuant to the terms of a Distribution and Separation Agreement between Biomune and Volu-Sol, entered into in September 1997, the common stock of Volu-Sol was distributed pro rata to Biomune shareholders of record as of March 5, 1997 (the "Distribution"). The Distribution was effective October 1, 1997 on which date Volu-Sol ceased to be a subsidiary of Biomune. The accompanying consolidated financial statements present the financial position and results of operations of Volu-Sol as discontinued operations for all periods presented. For the fiscal years 1997, 1996 and 1995 revenues from Volu-Sol's operations totaled $493,754, $434,691 and $458,981, respectively. As of September 30, 1997 and 1996, total liabilities of Volu-Sol of $151,207 and $105,297, respectively, have been netted against total current assets of Volu-Sol and presented as net current assets of discontinued operations in the accompanying consolidated balance sheets.

In accordance with the terms of the Distribution and Separation Agreement, certain persons who remained Biomune employees or non-employee directors after the Distribution, hold Add-on Volu-Sol Options. The obligations with respect to the Add-on Volu-Sol options held by these individuals are obligations solely of Biomune.

(4)  REVERSE COMMON STOCK SPLIT

Subsequent to September 30, 1997, the Company's Board of Directors approved a 1-for-10 reverse common stock split. All common share amounts, per share information and numbers of common shares into which preferred stock is convertible have been retroactively adjusted to reflect this reverse common stock split in the accompanying consolidated financial statements.

(5)  THE PROMUNE(TM) TECHNOLOGY LICENSE

Pursuant to a license agreement dated May 21, 1991, and subsequently amended as of December 15, 1995, Protein Technology, Inc. ("PTI") has granted the Company the exclusive right and license to utilize the ProMune(TM) technology in connection with the marketing and sale of pharmaceutical drugs and nutraceutical products, solely for human applications, in the United States and Canada and each of their territories and possessions (the "License Agreement"). By First Amendment to the License Agreement entered into effective as of September 13, 1996, the Company and PTI agreed to expand the territories in which the Company is exclusively licensed to market and sell products utilizing ProMune(TM) to include the following countries and areas and their respective territories and possessions: (i) Kenya, (ii) the Ivory Coast, (iii) Zimbabwe, (iv) Ghana, (v) Zambia and (vi) Nigeria. The License expires in May 1999, unless the Company, prior to such date, has generated annual gross revenues from the sale of products developed utilizing the Technology of not less than $2 million, in which event the License will be automatically extended until the expiration date of the latest patent to expire covered by the License, including any extensions to such patent registrations. Based on the patents currently covered by the License, it would expire on March 28, 2006. The Company is required to pay PTI royalties in the amount of 5 percent of gross receipts from the sale of all products covered by the License with respect to the first $3.5 million of sales during each annual period and 7 percent of gross receipts in excess of $3.5 million during such annual period. In addition, in the event the License is extended past May 1999, the Company is required to pay PTI annual advances to be applied against royalties in the amount of $100,000 for the first year of such extension and increasing by $10,000 each year thereafter.

(6)  MEDICAL WASTE TECHNOLOGIES

On November 30, 1993, the Company purchased the proprietary rights, trade secrets and interests in certain technologies (collectively, the "Medical Waste Technologies"). The Medical Waste Technologies consist of the following: 1) a device for the sterilization and decontamination of medical devices and wastes,
2) a bioremediation process to detoxify and degrade hazardous substances through the use of certain microbes, and 3) a device and process for the safe treatment of used medical stains. An independent appraiser evaluated the Medical Waste Technologies and found the concepts scientifically valid and feasible for commercialization and further development.

Pursuant to a license agreement dated May 6, 1996 (the "Sterilization License"), the Company granted a 15-year license to Biomed Patent Development L.L.C. ("Biomed") for the exclusive use of a portion of the Medical Waste Technologies, known as the "Sterilization Technology," in connection with the manufacture and distribution of medical devices based on the Sterilization Technology and the provision of services related thereto. In September 1997, Biomed assigned its rights under the Sterilization License to Bioxide Corporation ("Bioxide") in exchange for Bioxide stock and the assumption of certain liabilities. David G. Derrick and James J. Dalton, directors and/or executive officers of the Company own approximately 15 percent and 29 percent, respectively, of the issued and outstanding stock of Bioxide. Derrick is also a director of Bioxide. Under the Sterilization License, the Company received royalties for the first year of the Sterilization License of $45,000 which were accounted for using the cost recovery method. The Company is entitled to receive royalties for all subsequent years equal to the greater of (a) 0.9 percent of gross sales or (b) $90,000. The next royalty payment of $90,000 became due subsequent to year end, but was not made to the Company. As a result, the Company has determined that its investment in the Medical Waste Technologies has been impaired, and has recorded an impairment loss equal to the remaining unamortized cost (see Note 2).

Biomed has entered into a license with a third party in settlement of an alleged infringement claim by such third party relating to the Sterilization Technology. Biomed has indemnified the Company against any damages resulting from the claims of such third party. In addition, the Company's liability under the Sterilization License has been limited to the aggregate royalties received by the Company under the Sterilization License.

(7)  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities related to continuing operations under noncancellable operating leases which expire through July 2001. Lease expense for the years ended September 30, 1997, 1996 and 1995, was approximately $117,000, $47,000 and $39,000, respectively. Future minimum lease commitments are as follows:

                             Fiscal
                              Year        Amount
                             ------      --------
                              1998       $117,000
                              1999        119,000
                              2000         20,000
                              2001         13,000
                                         --------
                                         $269,000
                                         ========

These minimum lease commitments do not include any amounts associated with Volu-Sol's leased facility. To the extent that Volu-Sol defaults on any lease payments, Biomune is obligated to make such payments as the lessee. These lease commitments total $4,617 per month through November 2000.

Litigation

The Company and certain of its officers and directors are currently involved in a lawsuit filed by a shareholder. On October 12, 1995, a Proposed Class Action Complaint for Violations of the Federal Securities Laws (the "Sterlin Complaint") was filed in the United States District Court for the District of Utah, Central Division, by Roman Sterlin. The Sterlin Complaint names as defendants the Company, David G. Derrick (the Company's Chief Executive Officer and

Chairman of the Board), Aaron Gold (a director of the Company), Charles J. Quantz (a director of the Company), Jack D. Solomon (a founder of the Company and a member of the Company's Business Advisory Board), and certain shareholders.

The Sterlin Complaint, among other things, alleges violations of Sections 10(b), 20(a) and 20A(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and Rule 10b-5 promulgated under the 1934 Act. The Company believes that the allegations made in the Sterlin Complaint are baseless and that the Company has meritorious defenses. The Company intends to vigorously defend against this lawsuit. The Sterlin Complaint seeks, among other things, an award of compensatory damages in an unspecified amount and an award of Mr. Sterlin's costs and expenses incurred in connection with this action. On April 2, 1997, the trial court dismissed with prejudice all claims of the plaintiff against the Company and other defendants in the action and assessed the costs of the litigation against the plaintiff. The final judgement on the trial court's decision and order was entered on May 6, 1997.

In May 1997, the plaintiff filed an appeal of the lower court's decision and has requested the U.S. Court of Appeals for the Tenth Circuit to reverse the decision and reinstate the claims. The Company cannot predict how the appeal will be decided and there is no assurance that the defendants will prevail in such action. The Company has not accrued any liabilities with respect to the ultimate outcome of this matter.

(8)  PREFERRED STOCK

Series A

Series A Convertible Preferred Stock ("Series A") has a 10 percent cumulative dividend and every 10 shares are currently convertible into three shares of common stock. Dividends are payable each year in either additional shares of Series A at $5 per share or cash at the discretion of the Board of Directors. Shares of Series A became redeemable at the option of the Company on January 1, 1996 at a price of $5 per share plus any accrued and unpaid dividends. For fiscal years 1997, 1996 and 1995, the Company recorded dividends totaling an aggregate dollar amount of $21,842, $76,199 and $102,471, respectively. The fiscal year 1997 dividends of $21,842 are accrued as of September 30, 1997 and the fiscal years 1996 and 1995 dividends were paid by issuing 15,240 and 20,494 additional shares of Series A for each respective year. During fiscal years 1997, 1996 and 1995, 116,027, 98,738, and 181,767 shares of Series A with recorded values of $559,815, $444,321 and $817,952 were converted into 34,808, 29,621 and 54,530 shares of common stock, respectively.

Series B

Series B Convertible Preferred Stock ("Series B") has a 10 percent cumulative dividend and every 10 shares currently are convertible into three shares of common stock. Dividends are payable each year in either additional shares of Series B at $15 or cash at the discretion of the Board of Directors. Shares of Series B became redeemable at the option of the Company on January 1, 1996 at a price of $15 per share plus any accrued and unpaid dividends. For fiscal years 1997, 1996 and 1995, the Company recorded dividends totaling an aggregate dollar amount of $6,740, $15,000, and $15,000, respectively. The fiscal year 1997 dividends of $6,740 are accrued as of September 30, 1997 and the fiscal year 1996 and 1995 dividends were paid by issuing 1,000 and 1,000 shares of Series B, respectively. During fiscal years 1997 and 1995, 12,058 and 8,632 shares of Series B with recorded values of $178,837 and $116,532 were converted into 3,617 and 2,590 shares of common stock, respectively.

Series C

On September 23, 1996, the Board of Directors amended the Company's Articles of Incorporation to designate 10,000 preferred shares as Series C 8% Cumulative Convertible Non-Voting Preferred Stock ("Series C"). During fiscal year 1996, the Company sold a total of 5,000 shares of Series C for $5,000,000. The Company incurred offering costs of $500,000 which were reflected as a reduction of the amount recorded as equity.

Series C has an 8 percent cumulative dividend payable in cash or in additional shares of Series C at the discretion of the Board of Directors. A special dividend in the amount of 1 1/2 percent of the stated value of Series C was payable in cash if the shares of the Company's common stock underlying the Series C had not been registered with the Securities and Exchange Commission by January 24, 1997. The Series C is convertible at the holder's option into the number of shares of common stock determined by dividing $1,000 plus any accrued and unpaid dividends by an amount equal to the Market Price, as defined in the agreement, less 25%; provided however, that the discount from the Market Price shall be 20% for all shares converted prior to January 24, 1997. However, in the event a registration statement did not become effective by January 24, 1997, the investors were not allowed to convert shares into common stock until after January 24, 1997. The Company has the right to redeem up to 66 2/3 percent of the shares of Series C beginning 50 days from the date of the closing of the private placement. The Company's redemption price was 125% of the conversion price as established by the Company if the conversion was done prior to January 24, 1997 and 133% of such price if such conversion occurs after January 23, 1997. In the event of the Company's liquidation, the Series C shareholder is entitled to $1,000 per share plus all accrued and unpaid dividends multiplied by 125% if such liquidation occurred prior to January 24, 1997 or 133% if such liquidation occurs after January 23, 1997.

On April 2, 1997, the Company redeemed 1,500 shares of Series C for $2,000,000. During fiscal year 1997, 1,817 shares of Series C with a carrying value of $2,493,746 were converted into 895,020 shares of common stock. In July 1997, the Board of Directors approved a resolution to amend the Designation Rights and Preferences of the Series C. The Rights and Preferences were amended to: (i) adjust the conversion factor applicable to such shares to an amount equal to the lesser of 42 percent of the Market Price or $.60 per share; (ii) limit the ability of the holders of the Series C shares to convert the shares to common stock for a period of six months; (iii) adjust the redemption price to 139 percent of the conversion price; and (iv) expressly permit the Company to undertake future financings without restriction or limitation. The impact of this beneficial conversion feature has been recorded with preferred stock dividends in the accompanying consolidated statements of operations, and represents the difference between the face value of the preferred stock and the value of the common stock expected to be issued upon conversion.

For fiscal year 1997, the Company recorded dividends of $309,184.

In connection with the sale of Series C, the Company issued warrants to purchase 50,000 restricted shares of the Company's common stock to the purchasers of Series C. These warrants are exercisable for two years from the date of grant at $28.10 per share and the Company has the right to repurchase these warrants at $40.00 per share in accordance with the terms of the Series C Preferred Stock sale agreement. The Company determined the relative values of the Series C and common stock warrants which resulted in a value of $328,500 being assigned to the warrants.

Series D

In December 1995, Biomune amended its Articles of Incorporation by filing a designation of rights and preferences of Series D 8% Cumulative Convertible Non-Voting Preferred Stock ("Series D") with the Nevada Secretary of State. The Series D consists of 6,000 shares of preferred stock, $.0001 par value per share. Subject to the rights of the holders of the Company's Series A, Series B and Series C preferred stock, the holders of shares of Series D were entitled to receive an annual dividend at the rate of 8 percent per annum, payable either in cash or in additional shares of Series D, at the discretion of the Company's Board of Directors.

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

In connection with the sale of Series D, the Company issued warrants to purchase 147,059 restricted shares of the Company's common stock to the purchaser of Series D. These warrants are exercisable for two years from the date of grant at $21.25 per share. The holder of these warrants granted the Company an option to purchase the unexercised portion of these warrants at a price of $28.75 per share for a period of twelve months from September 30, 1996. The Company determined the relative values of the Series D and common stock warrants based on an analysis prepared by the Company's investment bankers which resulted in a value of $544,773 being assigned to the warrants.

The impact of the beneficial conversion feature has been recorded with preferred stock dividends in the accompanying consolidated statements of operations and represents the difference between the face value of the preferred stock and the value of the common stock expected to be issued upon conversion.


(9)  COMMON STOCK TRANSACTIONS

During fiscal years 1997, 1996 and 1995, the Company issued 256,834, 21,721, and 44,144 shares of common stock, respectively, in exchange for services and bonuses. These issuances have been recorded at prices which represent the fair market value of the services received or the fair market value of the stock issued, whichever was more readily determinable.

The Company sold 50,831, 4,000 and 3,000 shares of restricted common stock for $291,500, $32,500 and $67,500 in fiscal years 1997, 1996 and 1995, respectively.
The shares were issued in connection with the exercise of existing options and warrants at prices ranging from $3.30 to $22.50 per share.

At September 30, 1997, certificates for 484,905 shares of the total common shares reflected in the accompanying consolidated financial statements as being issued and outstanding were not physically issued. However, the Company was obligated to, and is in the process of, issuing such stock certificates.


(10)  STOCK OPTIONS AND WARRANTS

The Company has established the 1992, 1993, 1995 and 1996 Stock Incentive Plans (collectively, "the Plans") which allow for the granting of incentive stock options, nonqualified stock options and the award of common stock to certain individuals, including employees, officers, directors, consultants and others as designated by the board of directors. The Company has designated 900,000 shares of common stock for issuance under the 1992 plan, 1,500,000 shares under the 1993 plan, 2,250,000 shares under the 1995 plan and 2,500,000 shares under the 1996 plan. Under the terms of the Plans, the exercise prices for incentive stock options shall not be less than the fair market value at the date of grant. The exercise price for nonqualified stock options shall not be less than the lesser of: 1) the book value per share of common stock as of the end of the fiscal year of Biomune immediately preceding the date of grant, or 2) 50 percent of the fair market value per share of common stock on the date of grant. Options are exercisable within periods determined by the Board of Directors but may not exceed ten years from the date of grant. As of September 30, 1997, 444,000, 334,502, 0, and 1,459,896 shares were available for issuance under the 1992, 1993, 1995 and 1996 plans, respectively. The 1992, 1993, 1995 and 1996 plans expire in December 1997, September 1998, February 2005 and March 2006, respectively.

The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock options and warrants issued to employees, officers and directors. Accordingly, no compensation expense has been recognized for options and warrants issued to those individuals. Had compensation expense been determined in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss applicable to common shares and net loss per common share would have increased to the pro forma amounts presented below:

                                                       1997         1996
                                                    -----------  ----------
     Net loss applicable to common shares-
        As reported                                 $12,108,450  $6,513,819
        Pro forma                                    13,307,910   7,445,759

     Net loss per common share-
        As reported                                 $      5.43  $     3.47
        Pro forma                                          5.97        3.96

The fair value of the applicable option and warrant grants has been estimated on the grant date using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 1997 and 1996: expected stock price volatility of 80 percent and an average risk-free interest rate of 5.5 percent for both years, and an expected life of two and three years for 1997 and 1996, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the stock option and warrant activity for fiscal years 1997, 1996 and 1995 is as follows.


                                                                                        Number of        Weighted Average
                                                                                         Shares           Exercise Price
                                                                                       ----------        ----------------
     Options/warrants outstanding at September 30, 1994                                   330,724            $15.68
       Exercised                                                                           (9,932)            10.73
       Canceled                                                                           (47,540)            22.50
       Granted                                                                            371,470             41.30
                                                                                       ----------
     Options/warrants outstanding at September 30, 1995                                   644,722             23.89
       Exercised                                                                           (4,000)             8.12
       Canceled                                                                           (46,000)            28.33
       Granted                                                                            337,409             23.49
                                                                                       ----------
     Options/warrants outstanding at September 30, 1996                                   932,131             22.92
       Exercised                                                                          (65,765)             6.47
       Canceled                                                                          (118,670)            20.62
       Revalued                                                                          (582,935)            15.74
       Granted                                                                          1,077,434              6.27
                                                                                       ----------
     Options/warrants outstanding at September 30, 1997                                 1,242,195             12.94
                                                                                       ==========

     Options/warrants exercisable at September 30, 1997                                   958,862            $15.68
                                                                                       ==========
===================================================================================================================

The weighted average fair value of options granted was $4.50 and $7.07 for grants made during fiscal years 1997 and 1996, respectively. At September 30, 1997, 609,969 of the 1,242,195 options/warrants outstanding have exercise prices ranging between $4.38 and $40.00, with a weighted average exercise price of $22.52 and a weighted average remaining contractual life of 2.28 years; all of these options/warrants are exercisable. The remaining 632,226 options have an exercise price of $3.70, and a weighted average remaining contractual life of three years; 348,893 of these options/warrants are exercisable.


(11)  INCOME TAXES

As of September 30, 1997, the Company had net operating loss carryforwards ("NOLs") for federal income tax reporting purposes of approximately $29,400,000 which result in deferred income tax assets of approximately $9,750,000. There can be no assurance that all of these NOLs will be available to offset future taxable income, if any. An NOL generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains other provisions which could reduce or limit the availability and utilization of these NOLs. For example, limitations are imposed on the utilization of NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company has established a valuation allowance for all of its deferred income tax assets.

The Company has determined that as of December 10, 1991 an ownership change (as that term is defined in Section 382 of the Internal Revenue Code) may have occurred. The impact of this ownership change is to limit the use of approximately $2,790,000 of the Company's total NOLs. The Company estimates that the use of these NOLs would be limited to approximately $502,000 per year (on a cumulative basis). The NOLs that may have been limited by the possible ownership change expire in the years and in the amounts indicated below:


                        Year                        Year of
                      Generated        Amount      Expiration
                      ---------        ------      ----------
                         1983        $1,129,000       1998
                         1984           333,000       1999
                         1985            10,000       2000
                         1986           148,000       2001
                         1987           149,000       2002
                         1988           137,000       2003
                         1989           234,000       2004
                         1990           252,000       2005
                         1991           226,000       2006
                         1992           172,000       2007
                                     ----------
                        Total        $2,790,000
                                     ==========

The Company's NOLs that are not limited expire in the years and in the amounts indicated below:


                         Year                        Year of
                       Generated       Amount      Expiration
                       ---------    -----------    ----------
                         1992       $   625,000
                         1993         6,386,000       2007
                         1994         3,417,000       2008
                         1995         3,217,000       2009
                         1996         5,762,000       2010
                         1997         7,203,000       2011
                                    -----------
                                    $26,610,000       2012
                                    ===========

(12)  RELATED-PARTY TRANSACTIONS

Amounts Due From Related Parties

The amounts due from related parties as of September 30, 1997 and 1996 is summarized as follows:

                                                            1997      1996
                                                          --------   ------
Pediapharm Corporation                                    $101,260   $
                                                                          -
P.B. Financial Corp.                                       189,329        -
Other                                                       15,936    15,000
                                                          --------   -------
                                                           306,525    15,000
Allowance for potentially
    uncollectable amounts                                  (40,000)       -
                                                          --------   -------
                                                          $266,525   $15,000
                                                          ========   =======

The amounts due from related parties are unsecured and are due on demand. Pediapharm is partially owned by a member of the Company's Scientific Advisory Board. P.B. Financial is partially owned by a shareholder of the Company.

ADP Management Corporation and David G. Derrick

Biomune had an agreement with ADP Management Corporation ("ADP") to manage Biomune as well as to provide Biomune with a chief executive officer for a two-year period beginning October 1, 1995. ADP is owned by David G. Derrick ("Derrick") and his spouse. Biomune was obligated to pay ADP $16,667 per month and reimburse ADP for all direct expenses incurred on behalf of Biomune.

Effective June 15, 1996, the agreement with ADP was terminated and Derrick was hired as an employee of the Company. The employment agreement with Derrick had an initial term that expired on September 30, 1997. Under the employment agreement, Derrick was paid a base salary of $200,000 per year. During fiscal year 1996, the Company granted options to purchase 60,000 shares of common stock at $20.00 per share which vested over the term of the employment agreement. The Company recorded $187,500 of compensation expense related to those options which was recognized over the vesting period of the options. The employment agreement terminated on September 30, 1997, although the Company and Mr. Derrick have agreed he will continue to serve as the Company's President and Chief Executive Officer until September 30, 1999 under a modified agreement which has not yet been finalized. He continues to receive the same base salary of $200,000 per year. During fiscal year 1997, the Company granted to Mr. Derrick options to purchase 310,000 shares of common stock at $3.70 per share.

Genesis Investment Corporation

The Company had a consulting agreement with Genesis Investment Corporation ("Genesis"), an indirect shareholder, whereby Genesis received $10,000 per month and reimbursement of any out-of-pocket expenses. Effective October 1, 1996, the consulting agreement with Genesis was terminated. The services provided to the Company by Genesis included primarily financial and general business consulting services and introductions to the scientific, medical, financial and business communities. The Company recorded consulting expense of $120,000 in each of the two fiscal years ended September 30, 1996 and 1995.

During fiscal year 1997, the Company loaned $30,000 to Genesis which was repaid to the Company prior to September 30, 1997. During fiscal year 1995, the Company made certain loans to Genesis totaling $2,975,800. These loans were unsecured, bore an interest rate of twelve percent and were repaid to the Company prior to September 30, 1995.

The Board of Directors approved the reimbursement to Genesis of certain legal costs Genesis incurred in connection with the Sterling litigation matter discussed in Note 7. For the year ended September 30, 1997, this amount totaled $96,000.

The Institute for Social & Scientific Development, Inc.

During fiscal year 1995, the Company made loans aggregating $77,607 to The Institute for Social & Scientific Development, Inc., a shareholder. These loans bore interest at an annual rate of twelve percent and were repaid with interest of $1,655 as of September 30, 1995.

The Board of Directors, approved the reimbursement to The Institute for Social & Scientific Development, Inc. and two board members of certain legal costs they incurred in connection with the Sterling litigation matter discussed in Note 7. For the year ended September 30, 1997, this amount totaled $75,000.

Federal Land and Development Corporation

During fiscal year 1995, the Company made loans totaling $430,000, to Federal Land and Development Corporation, a shareholder. These loans were unsecured and bore interest at an annual rate of twelve percent, and were due on demand.
These loans were repaid in full, including interest, to the Company during fiscal years 1995 and 1996.

Thomas A. Garvey III, M.D.

Thomas A. Garvey III, M.D. is a director of the Company and is paid for consultation services on an hourly basis. During fiscal years 1997 and 1996, he was paid $0 and $89,192, respectively.

James J. Dalton

Biomune entered into an agreement with James J. Dalton ("Dalton"), the Vice Chairman of the Board, whereby Dalton provided management and financial consulting services to the Company for the period from March 15, 1994 through March 15, 1995. Biomune issued options to purchase 7,500 shares of common stock at an exercise price of $40.00 per share as compensation for the services performed. The options were valued at a price determined to be equal to the trading price of Biomune's common stock on the date the warrants were granted. Effective October 23, 1996, these options were extended for a five-year period and the price was adjusted to the average of the bid and asked prices on that date. In addition, Biomune had committed to pay Dalton $3,000 per month, reimbursement of expenses, and 50 percent of the net profits of Volu-Sol, if any (after Biomune had been repaid a $100,000 advance made to Volu-Sol), for a period of three years after the expiration of this agreement and any extension thereof.

On April 1, 1995, the Company entered into an agreement with Dalton that terminated on April 1, 1996, whereby Dalton provided services in exchange for $3,000 in cash per month and 7,200 shares of Biomune common stock. The Company recorded $216,000 of consulting expense associated with the issuance of common stock, of which $126,000 was recognized as expense in fiscal year 1995 and $90,000 was recognized as expense in fiscal year 1996. On July 20, 1995, Dalton received options to purchase 12,000 shares of common stock at $20.00 per share with a five-year exercise period.

Effective February 1, 1996, the Company extended its agreement with Dalton through January 31, 1997 and agreed to pay Dalton $5,000 per month and 600 shares of common stock per month (a total of 7,200 shares). In addition, Dalton received warrants to purchase 10,000 shares of common stock at $23.10 per share. The Company recorded consulting expense of $175,500 related to the common shares of which $117,000 was recognized as expense in fiscal year 1996 and $58,500 in fiscal year 1997. The Company recorded $106,000 of consulting expense related to those warrants which was recognized over the term of the agreement.
Effective October 23, 1996, Dalton's remuneration was increased to $161,000 per year and five-year options were granted to Dalton to purchase 7,200 shares of common stock for employment during each of fiscal years 1997 and 1998 at exercise prices equal to the average bid and asked prices of the Company's common stock on that date. During fiscal year 1997, the Company granted to Dalton options to purchase 49,400 shares of common stock at $3.70 per share.

In December 1996, Dalton exercised existing options to purchase 10,000 shares for $116,000 in the form of a promissory note which is due on demand and bears interest at 7 percent. As of September 30, 1997, the remaining balance of the note of $101,392 has been reflected as a reduction of stockholders' equity.

Effective September 26, 1997, Dalton resigned as an employee, but was retained as a director of the Company. For past services, Dalton received a bonus of $70,000 which was utilized to exercise existing stock options for 18,919 shares of common stock. In addition, Dalton received 3,750 shares of common stock and the Company recorded compensation expense of $17,600.

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

Christopher D. Illick

Effective March 1, 1996 and expiring on February 28, 1997, the Company entered into a consulting agreement with Christopher D. Illick ("Illick"), a director of the Company, to provide services in developing and maintaining relations with institutional investors. The agreement provides that Illick receive 225 shares of unrestricted common stock each month (a total of 2,700 shares) during the twelve month term of the agreement. The Company recorded consulting expense related to this agreement of $63,280 of which $26,325 was deferred as of September 30, 1996 and recognized in fiscal year 1997.

Effective March 1, 1997, the agreement was extended through February 28, 1998 and the Company issued 12,000 shares of unrestricted common stock. The Company recorded consulting expense of $ 79,200 of which $33,000 was deferred as of September 30, 1997 and will be recognized over the remaining term of the agreement.

(13)  OTHER CONSULTING AGREEMENTS

Paramount Marketing Corp.

On October 23, 1996, the Company entered into a consulting agreement with Paramount Marketing Corp. ("Paramount"), whereby Paramount was issued a total of 10,800 shares of common stock in exchange for consulting services to be provided through September 30, 1997. Paramount assisted the Company in developing marketing strategies. The shares have "piggy back" registration rights. The Company recorded consulting expense of $125,280 during fiscal year 1997 in connection with this agreement.

Medifin Incorporated

On October 23, 1996, the Company entered into a consulting agreement with Medifin Incorporated ("Medifin"), whereby Medifin was issued a total of 30,000 shares of common stock in exchange for consulting services to be provided through September 30, 1997. Paramount assisted the Company in developing marketing strategies. The shares have "piggy back" registration rights. The Company recorded consulting expense of $348,000 during fiscal year 1997 in connection with this agreement.

J.R. Axelrod and Company

On October 23, 1996, the Company entered into a consulting agreement with J.R. Axelrod and Company ("Axelrod"), whereby Axelrod was issued a total of 18,000 shares of common stock in exchange for consulting services, consisting primarily of investment advisory services to be provided through September 30, 1997. The shares have "piggy back" registration rights. The

Company recorded consulting expense of $208,800 during fiscal year 1997 in connection with this agreement.

Larry Horowitz

On May 30, 1997, the Company entered into a consulting agreement with Larry Horowitz ("Horowitz"), whereby Horowitz was issued a total of 20,000 shares of common stock and options to purchase 30,000 shares of common stock at an exercise price $6.30 per share. Horowitz provided consulting services, consisting primarily of introducing the Company to potential business partners. The shares have "piggy back" registration rights. The Company recorded consulting expense of $224,200 in fiscal year 1997 in connection with this agreement.

Daliz Associates

In accordance with a consulting agreement with Daliz Associates ("Daliz"), during fiscal year 1994, the Company issued a total of 17,400 shares of unrestricted common stock and had agreed to issue an additional 21,600 shares of common stock. The agreement required Daliz to assist Biomune in locating business opportunities and extended through April 1995. For various reasons, Biomune and Daliz terminated the consulting agreement by entering into another agreement effective as of February 1, 1995. Pursuant to the February 1, 1995 agreement, and during fiscal year 1995, Biomune paid Daliz $150,000 in cash and issued a total of 14,000 shares of common stock in settlement of Biomune's obligation under the prior agreement. Also, the February 1, 1995 agreement required Biomune to pay Daliz $5,000 per month and issue a total of 200 shares of common stock per month for services provided to Biomune thereunder. The February 1, 1995 agreement expired January 31, 1996. Effective February 1, 1996, the Company extended the agreement through January 31, 1997 and agreed to pay Daliz $5,000 per month and issue a total of 200 shares of common stock per month (a total of 2,400 shares). However, this agreement was terminated on November 4, 1996.

The Company recorded consulting expense totaling $117,400 and $76,800 in fiscal years 1996 and 1995, respectively, under the agreements. Consulting expense related to common stock issuances under the agreements was recorded using the fair market value of Biomune stock on the dates the agreements were executed.

During fiscal year 1997, the Company loaned $50,000 to Daliz which was repaid to the Company prior to September 30, 1997.

Barretto Pacific Corporation

Effective September 12, 1996, the Company entered into a six-month consulting agreement with Barretto Pacific Corporation ("Barretto") to provide investment advisory services. Under the agreement, the Company agreed to pay $90,000 in cash and issued options to purchase 5,000 shares of common stock at $23.80 per share. These options are currently exercisable. The Company also issued options to purchase 5,000 shares of common stock at $33.80 per share, which
options expired unexercised.   The Company recorded consulting expense of
$35,500 related to the options.

AAM Group, Inc.

On August 11, 1995, the Company entered into an agreement with AAM Group, Inc. ("AAM") that extended through February 10, 1996, whereby AAM provided services to the Company in exchange for 9,000 shares of Biomune common stock. The Company recorded $225,000 of consulting expense associated with this agreement.

Effective November 1, 1996, the Company entered into a four-month agreement with AAM whereby AAM provided services to the Company in exchange for 3,000 shares of common stock. The Company recorded consulting expense of $72,300 related to this agreement. In addition, effective April 1, 1996, the Company entered into an agreement whereby AAM provided consulting services in exchange for 15,000 shares of common stock. The Company recorded consulting expense of $93,750 related to this agreement.

Allen Lewin

On May 1, 1996, the Company entered into an agreement with Allen Lewin ("Lewin") to provide consulting services to the Company. In connection with this agreement, Lewin was granted warrants to purchase 10,000 shares of common stock at $23.80 per share. The Company recorded consulting expense of $110,000 related to the issuance of these warrants in fiscal year 1996.

Aurora Consultants, LLC

Effective January 1, 1996, the Company entered into an agreement with Aurora Consultants, LLC ("Aurora") to provide consulting services through June 1997, as extended. Aurora received cash for services performed and was granted warrants to purchase 3,000 shares of common stock at $23.40 per share, which warrants include "piggyback" registration rights on the underlying shares. The Company recorded consulting expense of $32,400 related to the issuance of these warrants in fiscal year 1996.

Allen & Company, Inc.

On June 21, 1995, the Company entered into an agreement with Allen & Company, Inc. ("Allen") that extended through June 20, 1996, whereby Allen provided services to the Company in exchange for warrants to purchase 100,000 shares of Biomune common stock exercisable at $22.50 per share. The fair market value on June 21, 1995 was $26.30 per share. The Company recorded $375,000 of consulting expense associated with this agreement, of which $273,400 was deferred as of September 30, 1995 and recognized as expense during fiscal year 1996. Also, as part of this agreement, the Company paid Allen $37,500 in cash per quarter. The warrants expire on June 21, 2000 if not exercised.

Alan Sarroff

During fiscal year 1995, Biomune issued warrants to purchase 25,000, 12,500 and 12,500 shares of Biomune's common stock at $23.75 (the fair market value of the common stock on the date of grant), $40.00 and $60.00 per share, respectively, in exchange for $10,000 in cash and consulting services provided to the Company by Alan Sarroff. During fiscal year 1996, the Company modified the exercise price on the warrants to purchase 12,500 shares at $40.00 and 12,500 shares at $60.00, both to an exercise price of $30.00 per share. The expiration date was also extended to August 1, 2001. In connection with these modifications, the Company recorded consulting expense of $182,500 in fiscal year 1996.

Replicate Management Group

On July 26, 1995, the Company entered into an agreement with Replicate Management Group ("RMG") that extended through June 30, 1996, whereby RMG provided services to the Company in exchange for warrants to purchase 17,500 shares of Biomune's common stock at $20.00 per share. The fair market value of the common stock on July 26, 1995 was $20.00. The Company did not recognize any consulting expense related to this agreement. The warrants expire on July 26, 1998 if not exercised by RMG.

David Pomerantz

On February 1, 1995, the Company entered into an agreement with David Pomerantz ("Pomerantz") that extended through December 31, 1995, whereby Pomerantz provided services to the Company in exchange for 6,000 shares of common stock. The Company recorded $140,000 of consulting expense associated with this agreement, of which $38,200 was deferred as of September 30, 1995 and recognized in fiscal year 1996.

Consolidated General Ltd.

Effective October 23, 1996, the Company entered into a one-year consulting agreement with Consolidated General Ltd. In exchange for consulting services, the Company agreed to issue 20,000 shares of restricted common stock with "piggy back" registration rights. During fiscal year 1997, the Company recorded consulting expense of $232,000 related to this agreement.


(14)  PROPOSED ACQUISITION OF ROCKWOOD

On July 9, 1997, the Company entered into an agreement by which it purchased an option to acquire all of the issued and outstanding shares of the capital stock of Rockwood Investments, Inc. ("Rockwood"), a California corporation (the "Agreement"). Under the terms of the Agreement, as amended, the Company had the right to acquire the capital stock of Rockwood for $5,960,000 at any time during the one-year option term of the Agreement. Of this purchase price $460,000 was to be paid from Rockwood operating profits for the period October 1997 through January 1998. The purchase price was to be reduced by the amount of sales of Rockwood for the twelve months preceding the closing of the purchase less than $4,000,000. The Company agreed to make nonrefundable quarterly option payments of $105,000 during the term of the Agreement which would be credited against the purchase price if the acquisition were consummated. The Company had the right to terminate the Agreement at any time.

On July 9, 1997, the Company entered into a consulting agreement with Andela Group, Inc. ("Andela") for consulting services to be provided by Ira E. Ritter ("Ritter"), the sole shareholder of Andela and Rockwood. Under the consulting agreement, Ritter was named President of Biomune effective July 9, 1997. Andela was to receive a monthly consulting fee of $15,000 during the one-year term of the agreement. During fiscal year 1997, the Company paid Andela $45,000 for the services of Ritter. Subsequent to year end, this agreement was canceled and the Company paid an additional $45,000. In addition, Rockwood and certain of its employees performed marketing and other business services for the Company for which the Company incurred costs of approximately $440,000. Of this amount, $169,900 relates to the issuance of 400,000 shares of common stock. The Company agreed to pay Ritter a royalty of five percent of gross revenues for the sales and distribution of certain products through his efforts.

After the Company exercised its option in October 1997 to acquire Rockwood, the Company withdrew from the transaction and terminated the Agreement. A primary factor in the Company's decision to terminate the Agreement was the significant dilution that would result to the Company's existing shareholders in light of the decline in the market price of the Company's common stock between the time the Agreement was executed and the planned closing date. Under the terms of the Agreement, Ritter will retain all cash payments made to him or Rockwood or their affiliates prior to the date of termination. Rockwood will continue to distribute the Company's products under the terms of certain agreements entered into in connection with the proposed purchase. As a result of the termination of the Agreement, Ritter was replaced as the Company's President by David G. Derrick, who served as the Company's President prior to the execution of the Agreement.

(15)  SUBSEQUENT EVENT

Subsequent to year-end, the Company entered into an investment banking arrangement with MK Financial, Inc. an entity owned by David G. Derrick, the Company's Chief Executive Officer and Chairman of the Board. Under this arrangement, the Company has advanced $150,000 to MK Financial, Inc. for fees and commissions related to investment banking services to be performed in fiscal year 1998. These advances are noninterest bearing and are subject to refund to the Company should the capital raising efforts not prove successful.