Form 10-Q
period 1997-12-31
BIOMUNE SYSTEMS INC
filed 1998-02-17
CIK 714634

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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
         (Address and telephone number of principal executive offices)



Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of February 1, 1998, there were issued and outstanding 3,345,957 shares of the Company's Common Stock.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
                                                                    Page
                                                                     No.
                                                                    -----
  1.   Financial Statements

       Unaudited Condensed Consolidated Balance Sheets as of
       December 31, 1997 and September 30, 1997....................  3

       Unaudited Condensed Consolidated Statements of Operations
       for the three months ended December 31, 1997 and 1996.......  4

       Unaudited Condensed Consolidated Statements of Cash Flows
       for the three months ended December 31, 1997 and 1996.......  5

       Notes to Unaudited Condensed Consolidated Financial
       Statements..................................................  7

  2.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations......................... 11

PART II.    OTHER INFORMATION...................................... 15

PART I - ITEM 1

                      BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
                      ------------------------------------
                         (A Development Stage Company)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (UNAUDITED)

                                     ASSETS

                                                  December 31,  September 30,
                                                      1997          1997
                                                  ------------  -------------
Current assets:
 Cash and cash equivalents                          $  281,969     $1,585,099
 Interest receivable                                    30,558             --
 Accounts receivable, net                               85,005         40,258
 Inventories                                           311,171        342,768
 Amounts due from related parties                      615,158        266,525
 Advances to related party                             150,000             --
 Net current assets of discontinued operations              --         79,029
                                                    ----------     ----------
   Total current assets                              1,473,861      2,313,679

Property and equipment, net                             86,221         96,041
Other assets, net                                       37,581         39,334
Long-term assets of discontinued operations                 --        283,444
                                                    ----------     ----------
   Total assets                                     $1,597,663     $2,732,498
                                                    ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $    419,382   $    759,915
  Preferred Stock dividends payable                    374,703        337,766
  Accrued payroll and payroll taxes                     40,431         85,494
  Other accrued liabilities                             82,869        205,338
                                                  ------------   ------------
    Total current liabilities                          917,385      1,388,513
                                                  ------------   ------------

Shareholders' equity:
  Convertible Preferred Stock:
    Series A, 34,802 shares outstanding                168,585        168,583
    Series B, 0 shares outstanding                          --             --
    Series C, 1,683 shares outstanding               2,309,838      2,309,838
  Common Stock, 3,566,724 and 3,238,813 shares
   outstanding, respectively                               357            324
  Additional paid-in capital                        34,417,704     33,633,608
  Deficit accumulated during the development stage (36,347,064)   (35,480,749)
  Deferred consulting expense                         (106,250)      ( 69,500)
  Common Stock warrants                                338,500        883,273
  Stock subscriptions receivable                     ( 101,392)      (101,392)
                                                  ------------   ------------
    Total shareholders' equity                         680,278      1,343,985
                                                  ------------   ------------
    Total liabilities and shareholders' equity    $  1,597,663   $  2,732,498
                                                  ============   ============


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                      BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
                      ------------------------------------
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)

                                                      For the Three Months         Inception to
                                                       Ended December 31,       December 31, 1997
                                                   ---------------------------  ------------------
                                                       1997          1996
                                                   ------------  -------------
REVENUES                                            $   51,917    $   185,405        $    568,134
                                                    ----------    -----------        ------------

OPERATING EXPENSES:
  Cost of revenues                                      36,551         51,522             201,952
  Management, consulting
      and research fees                                422,210        718,205          17,775,901
  Other general and administrative                     481,383        865,282          11,774,828
                                                    ----------    -----------        ------------
         Total operating expenses                      940,144      1,635,009          29,752,681
                                                    ----------    -----------        ------------
LOSS FROM OPERATIONS                                  (888,227)    (1,449,604)        (29,184,547)
                                                    ----------    -----------        ------------
OTHER INCOME (EXPENSE):
  Interest income, net                                  30,822         75,285             797,126
  Other, net                                                --             --             (33,968)
                                                    ----------    -----------        ------------
         Total other income, net                        30,822         75,285             763,158
                                                    ----------    -----------        ------------
NET LOSS FROM CONTINUING
   OPERATIONS                                         (857,405)    (1,374,319)        (28,421,389)
  Gain on disposal of discontinued Volu-Sol, Inc.       28,027             --              28,027
  Loss from operations of discontinued
    Volu-Sol, Inc.                                         --       (145,171)         (3,219,233)
                                                    ----------    -----------        ------------
NET LOSS                                              (829,378)    (1,519,490)        (31,612,595)
  Preferred Stock dividends and accretion of
    beneficial conversion feature                      (36,937)       (80,473)         (4,734,469)
                                                    ----------    -----------        ------------
NET LOSS APPLICABLE TO
COMMON SHARES                                       $ (866,315)   $(1,599,963)       $(36,347,064)
                                                    ==========    ===========        ============

NET LOSS PER COMMON SHARE
   (basic and diluted)                                  $(0.26)        $(0.77)
                                                    ==========    ===========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                3,303,129      2,069,187

  The accompanying notes are an integral part of these condensed consolidated statements.

                      BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
                      ------------------------------------
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                  For the Three months
                                                                                   Ended December 31,
                                                                               ---------------------------    Inception to
                                                                                   1997          1996       December 31, 1997
                                                                               ------------  -------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $  (829,378)   $(1,519,490)      $( 31,612,595)
Adjustments to reconcile net loss to net cash used in operating activities:
  Interest expense recognized on grant of options                                       --             --             250,000
  Interest income imputed on note receivable                                            --             --            (317,449)
  Interest expense paid by transfer of non-monetary asset                               --             --              45,347
  Interest expense imputed on note payable                                              --             --              18,456
  Issuance of long-term debt for services                                               --             --              43,477
  Gain on disposal of Volu-Sol, Inc.                                               (28,027)            --             (28,027)
  Depreciation and amortization                                                     11,572         36,988           1,005,966
  Write-down of technology                                                              --             --             582,712
  Issuance of Common Stock, options and warrants for services                      199,359        214,078           7,529,821
  Amortization of deferred consulting expense                                       53,250        431,750           3,990,256
  Cancellation of stock issued to consultants                                      (50,000)            --             (50,000)
  Loss on disposal of fixed assets                                                      --             --              69,043
  Exchange of related-party note receivable                                        24, 671             --             190,331
  Changes in assets and liabilities:
  Accounts receivable, net                                                         (44,747)       (62,702)            (90,958)
  Prepaid expense                                                                       --             --               5,350
  Interest receivable                                                              (13,362)            --             (13,362)
  Inventories                                                                       31,597         84,397            (323,018)
  Advances to related party                                                       (150,000)            --            (150,000)
  Other assets                                                                          --       (130,534)            (34,570)
  Accounts payable and accrued liabilities                                        (463,002)         1,554             679,517
  Accrued payroll and payroll taxes                                                (45,063)            --              81,835
  Unearned revenue                                                                      --        (84,000)                 --
                                                                               -----------    -----------       -------------
    Net cash used in operating activities                                       (1,303,130)    (1,027,959)        (18,127,868)
                                                                               -----------    -----------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of technology                                                        --             --             580,000
Investment in technology                                                                --             --            (150,000)
Cash acquired in non-monetary asset acquisition                                         --             --               7,187
Purchase of property and equipment                                                      --        (57,486)           (736,820)
Proceeds from sale of equipment                                                         --             --              70,551
Net (advances) repayments from related parties                                    (337,691)       (72,500)           (769,878)
Payments received on notes receivable                                                   --             --             799,628
Issuance of notes receivable                                                            --             --            (224,317)
                                                                               -----------    -----------       -------------
    Net cash used in investing activities                                         (337,691)      (129,986)           (423,649)
                                                                               -----------    -----------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                  --             --           3,429,968
Proceeds from issuance of Series A and B preferred stock                                --             --          10,500,000
Proceeds from issuance of Series C and D preferred stock and warrants                   --      3,623,750           8,000,000
Offering costs for Series A and B preferred stock                                       --             --          (1,050,000)
Offering costs for Series C and D preferred stock                                       --             --            (945,000)
Redemption of Series C preferred stock                                                  --             --          (2,000,000)
Issuance of preferred stock by Volu-Sol, Inc.                                           --             --             320,555
Proceeds from issuance of long-term debt                                                --             --               6,075
Proceeds from issuance of warrants                                                      --             --              10,000
Increase in amounts due to related parties                                              --             --           1,394,752
Principal payments on notes payable                                                     --             --            (412,864)
Cash settlement for shares of common stock                                              --             --            (420,000)
                                                                               -----------    -----------       -------------
    Net cash provided by financing activities                                  $              $ 3,623,750       $  18,833,486
                                                                               -----------    -----------       -------------

  The accompanying notes are an integral part of these condensed consolidated statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                     --------------------------------------
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)

                Increase (Decrease) in Cash and Cash Equivalents

                                                    For the Three Months
                                                     Ended December 31,
                                            -----------------------------------    Inception to
                                                1997               1996          December 31, 1997
                                            -------------  --------------------  -----------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                               $(1,640,821)            $2,465,805           $281,969

CASH AND CASH EQUIVALENTS AT  BEGINNING
   OF THE PERIOD                               1,922,790              4,192,868                 --
                                             -----------             ----------           --------

CASH AND CASH EQUIVALENTS AT END OF
   THE PERIOD                                $   281,969             $6,658,673           $281,969
                                             ===========             ==========           ========

    SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    -----------------------------------------------------------------------

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

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                    --------------------------------------
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (UNAUDITED)

(1)  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -----------------------------------------------------------

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.
These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, as amended.

(2) DIVESTITURE OF VOLU-SOL, INC.
    -----------------------------

On October 1, 1997, the Company divested itself of its wholly owned subsidiary Volu-Sol, Inc., to the Common stockholders of record as of March 5, 1997. The Common Stock of Volu-Sol, Inc. was distributed pro rata to the Company's shareholders of record as of March 5, 1997. The operations of Volu-Sol, Inc. are reflected herein as discontinued operations.

(3)  NET LOSS PER COMMON SHARE
     -------------------------

Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue Common Stock including convertible Preferred Stock were exercised or converted into Common Stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. Because the Company has incurred a loss for the periods presented, no exercises or conversions have been considered as they would be anti-dilutive, thereby decreasing the net loss applicable to common shares.

At December 31, 1997, there were outstanding options and warrants to purchase 1,095,135 shares of Common Stock and there were 36,485 shares of Preferred Stock convertible into a minimum of 2,815,441 shares of Common Stock, neither of which are included in the computation of Diluted EPS because they would be anti-dilutive.

(4)  COMMON STOCK TRANSACTIONS
     -------------------------

During the three months ended December 31, 1997, the Company issued 330,000 shares of Common Stock for services rendered or to be rendered to the Company and recorded expense of $165,000 associated with those shares. Of this expense, $67,500 was initially deferred and will be recognized over the term of the related consulting agreements. The Company also has deferred consulting expense related to shares issued under consulting agreements entered into prior to September 30, 1997. These deferred amounts are being recognized over the terms of the agreements as services are provided. Total amortization of these deferred consulting expenses was $53,250 for the three months ended December 31, 1997.

Subsequent to December 31, 1997, accrued vacation payable to two officers totaling $38,572 was settled by issuing 77,144 shares of Common Stock. In addition, accrued liabilities of $75,000 owed to ADP Management for office expenses and rent were settled by issuing 150,000 shares of Common Stock.


(5)  STOCK OPTIONS AND WARRANTS
     --------------------------

As of December 16, 1997, the Company offered all holders of options and warrants a one-time opportunity to exchange their options or warrants, as the case may be, for options or warrants exercisable until February 28, 1998 at a price of $.50 per share. Option and warrant holders who decline to exchange their outstanding options or warrants and exercise the replacement warrants will retain their existing options or warrants, without any change in the previously stated exercise terms and price. For the three months ended December 31, 1997, as a result of this exchange offer, the Company recorded compensation expense of $124,359 related to options held by employees and directors.

During the three months ended December 31, 1997, warrants to purchase 147,059 shares of Common Stock expired. As a result, $544,773 was reclassified from the caption "Common Stock Warrants" to the caption "Additional Paid-in Capital."

Subsequent to December 31, 1997, an option holder exercised his right to purchase 412,457 shares of Common Stock at $0.50 per share and the Company received $206,229 in cash.

(6)  RELATED-PARTY TRANSACTIONS
     --------------------------

From March 5, 1997 through September 30, 1997, the Company made loans to Volu-Sol, Inc. (then a wholly owned subsidiary of the Company) totaling $390,500 which remain outstanding. These loans bear an annual interest rate of ten percent and are due on demand. Accrued but unpaid interest income on these loans totaled $22,381 as of December 31, 1997.

During the quarter ended December 31, 1997, the Company entered into an investment banking arrangement with MK Financial, Inc., an entity owned by David
G. Derrick, the Company's Chief Executive Officer and Chairman of the Board. Under this arrangement, the Company advanced $150,000 to MK Financial, Inc. for fees and commissions related to investment banking services to be performed. Subsequent to December 31, 1997, MK Financial, Inc. assisted the Company in raising additional capital through the issuance of Preferred Stock and the $150,000 advance was offset against the gross proceeds received by the Company.

(7)  CONSULTING AGREEMENTS
     ---------------------

David Pomerantz

On December 16, 1997, the Company entered into a consulting agreement with David Pomerantz ("Pomerantz"), whereby Pomerantz was issued a total of 180,000 shares of the Company's common stock in exchange for consulting services, consisting primarily of investor relations services, to be provided through September 30, 1998. The Company recorded consulting expense of $90,000 of which $67,500 is deferred as of December 31, 1997 and will be recognized over the remaining term of the consulting agreement.

(8) PREFERRED STOCK TRANSACTIONS
    ----------------------------

During the three months ended December 31, 1997, the Company accrued dividends on its outstanding Series A, Series B and Series C Preferred of $3,277, $0 and $33,660, respectively. Preferred Stock dividends are payable in either additional shares of Preferred Stock or in cash, at the Board of Directors' option. Subsequent to December 31, 1997, dividends on Series A, B and C Preferred accrued as of December 31, 1997 totaling $374,703, were paid by issuing 5,023 shares of Series A Preferred, 449 shares of Series B Preferred,
242.7 shares of Series C Preferred and 166,667 shares of Series F Preferred.

In December 1997, the Board of Directors authorized the creation of a series of the Company's Preferred Stock designated as "Series E 8% Cumulative Convertible Non-Voting Preferred Stock" (the "Series E Preferred"), consisting of 30,000 shares of the authorized and unissued shares of the Company's Preferred Stock, $0.0001 par value per share. The holders of shares of Series E Preferred are entitled to receive an annual dividend from the Company's assets legally available therefor, prior and in preference to any declaration or payment of any dividend on the Common Stock of the Company, at the rate of $80.00 per share. Dividends will be paid either in cash or in additional shares of Series E Preferred at the discretion of the Board of Directors of the Company. Each share of Series E Preferred may be converted into the number of shares of the Company's Common Stock determined by dividing $1,000 plus any accrued and unpaid dividends by an amount equal to the Market Price of the Common Stock less 42%, subject to the Company's right of redemption. The holders of Series E Preferred are also entitled to certain rights and preferences upon liquidation. Subsequent to December 31, 1997, 23.5 shares of Series E Preferred were sold for $23,500 in cash. In addition, 280 shares of Series E Preferred were issued to satisfy accounts payable of $280,000.

In December 1997, the Board of Directors authorized the creation of a series of the Company's Preferred Stock designated as "Series F 8% Cumulative Convertible Non-Voting Preferred Stock" (the "Series F Preferred"), consisting of 7,000,000 shares of the authorized and unissued shares of the Company's Preferred Stock, $0.0001 par value per share. The holders of shares of Series F Preferred are entitled to receive an annual dividend from the Company's assets legally available therefor, prior and in preference to any declaration or payment of any dividend on the Common Stock of the Company, at the rate of $0.048 per share. Dividends will be paid either in cash or in additional shares of Series F Preferred at the discretion of the Board of Directors of the Company. Each share of Series F Preferred may be converted into one share of the Company's Common Stock, subject to the Company's right of redemption. The holders of Series F Preferred also have certain preferences upon liquidation, subject to rights of senior series of Preferred Stock. Subsequent to December 31, 1997, 1,416,667 shares of Series F Preferred were sold for $850,000 in cash.

(9) ROCKWOOD TRANSACTION

On July 9, 1997, the Company entered into an agreement by which it purchased an option to acquire all of the issued and outstanding shares of the capital stock of Rockwood Investments, Inc. ("Rockwood"), a California corporation (the "Agreement"). Under the terms of the Agreement, as amended, the Company had the right to acquire the capital stock of Rockwood for $5,960,000 at any time during the one-year option term of the Agreement. Of this purchase price $460,000 was to be paid from Rockwood operating profits for the period October 1997 through January 1998. The purchase price was to be reduced by the difference between $4,000,000 and actual sales of Rockwood, if less than $4,000,000 for the twelve months preceding the closing. The Company agreed to make nonrefundable quarterly option payments of $105,000 during the term of the Agreement which would be credited against the purchase price if the acquisition were consummated. The Company had the right to terminate the Agreement at any time.

On July 9, 1997, the Company entered into a consulting agreement with Andela Group, Inc. ("Andela") for consulting services to be provided by Ira E. Ritter ("Ritter"), the sole shareholder of Andela and Rockwood. Under the consulting agreement, Ritter was named President of Biomune effective July 9, 1997. Andela was to receive a monthly consulting fee of $15,000 during the one-year term of the agreement. During fiscal year 1997, the Company paid Andela $45,000 for the services of Ritter. During the quarter ended December 31, 1997, this agreement was canceled and the Company paid an additional $45,000. In addition, Rockwood and certain of its employees performed marketing and other business services for the Company for which the Company incurred costs of approximately $440,000 during fiscal year 1997 and $150,000 during the first quarter of fiscal year 1998. Of these amounts, $169,900 relates to the issuance of 400,000 shares of common stock in fiscal year 1997. The Company agreed to pay Ritter a royalty of five percent of gross revenues for the sales and distribution of certain products through his efforts.

After the Company exercised its option in October 1997 to acquire Rockwood, the Company withdrew from the transaction and terminated the Agreement. A primary factor in the Company's decision to terminate the Agreement was the significant dilution that would result to the Company's existing shareholders in light of the decline in the market price of the Company's common stock between the time the Agreement was executed and the planned closing date. Under the terms of the Agreement, Ritter will retain all cash payments made to him or Rockwood or their affiliates prior to the date of termination. Rockwood will continue to distribute the Company's products under the terms of certain agreements entered into in connection with the proposed purchase. As a result of the termination of the Agreement, Ritter was replaced as the Company's President by David G. Derrick, who served as the Company President prior to the execution of the Agreement.

(10) SUBSEQUENT EVENTS AND PRO FORMA BALANCE SHEET INFORMATION

Subsequent to December 31, 1997, the Company retired certain obligations and issued Common Stock and Preferred Stock (see Notes 4, 5, 6, 7 and 8).

The following unaudited summary pro form balance sheet information gives effect as of December 31, 1997 to (a) the sale of 23.5 shares of Series E Preferred and 1,416,667 shares of Series F Preferred for aggregate gross proceeds of $873,500 (net proceeds of $723,500 after offering costs of $150,000); (b) the issuance of 280 shares of Series E Preferred and 227,144 shares of Common Stock to satisfy accounts payable and accrued liabilities totaling $393,572; (c) the exercise of stock options and warrants to purchase 412,457 shares of Common Stock at $0.50 per share resulting in proceeds to the Company totaling $206,229 and (d) the payment of Preferred Stock dividends of $374,703 by issuing 5,023,449, 242.7 and 166,667 shares of Series A, Series B, Series C and Series F Preferred, respectively.


                                  December 31,                     Pro Forma at
                                      1997        Adjustments   December 31, 1997
                                 --------------  -------------  ------------------
                                  (Unaudited)     (Unaudited)      (Unaudited)

  Total current assets              $1,473,861     $  929,729          $2,403,590
                                    ----------                         ----------

  Total assets                       1,597,663                          2,527,392
                                    ----------                         ----------


  Total current liabilities            917,385       (768,275)            149,110
                                    ----------                         ----------

  Total shareholders' equity           680,278      1,698,004           2,378,282
                                    ----------                         ----------

  Total liabilities and
  shareholders' equity               1,597,663                          2,527,392
                                    ----------                         ----------

PART I - ITEM 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

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

WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED

  The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

                                    GENERAL

  The Company believes that in the future its results of operations could be impacted by factors such as the availability of cash from financing activities with which to fund its operations, the results of the Company's research and development efforts and the clinical trials on BWPT-301(TM), BWPT-302(TM) and any other future pharmaceutical drug candidates based on or derived from the Technology, as well as market acceptance of the Company's nutraceutical products (and particularly Optimune, the Company's first nutraceutical product) and pharmaceutical drug candidates, increased competitive pressures, changes in raw material sources and costs, and adverse changes in general economic conditions in any of the countries in which the Company conducts or is able to conduct business under the License with PTI. The Company's ability to develop and market nutraceutical products and pharmaceutical drugs will have a significant and direct impact on the Company's results of operations. The Company believes that the majority of its anticipated future revenues will come from new nutraceutical products and pharmaceutical drugs. The Company cannot determine the ultimate effect that new nutraceutical products and pharmaceutical drugs will have on revenues, earnings or the price of the Company's Common Stock.

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

  The Company's primary focus and efforts have been on commercializing the Biomune Nutraceutical Products and, to a lesser extent, on seeking approval from the FDA on BWPT-301(TM) for the treatment of cryptosporidiosis in people with AIDS and on BWPT-302(TM) for the treatment of E. coli, strain 0157:H7, in humans.

  The Company anticipates that it will incur significant losses during fiscal 1998 as a direct result of: (a) marketing costs associated with the Company's on-going efforts to market the Biomune Nutraceutical Products; (b) research costs associated with increased emphasis on completing Phase II and commencing Phase III clinical studies with respect to BWPT-301(TM), and completing Phase I and commencing Phase II clinical studies with respect to BWPT-302(TM); (c) maintaining general and administrative expenses at present levels or increased levels to facilitate the Company's financing efforts, its search for and, if possible, negotiations with potential joint venture partners or other sources of private or governmental funding; (d) research and development costs associated with identifying additional pharmaceutical or nutraceutical products; and (e) costs associated with identifying and pursuing acquisitions of new nutraceutical and/or pharmaceutical products.

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

Results of Operations
---------------------

Comparison of the Three Months Ended December 31, 1997
------------------------------------------------------
with the Three Months Ended December 31, 1996
---------------------------------------------

  During the three months ended December 31, 1997, the Company had revenues of $51,917 compared to $185,405 for the comparable three month period ended December 31, 1996. The decrease in sales is due to a reduction in international orders of the Company's nutraceutical products.

  Cost of sales were $36,551 for the three months ended December 31, 1997 compared to cost of sales of $51,522 for the same period in 1996. The overall gross margin for the quarter in 1997 was 30 percent of revenues, compared to 72 percent for the comparable quarter in 1996. The decrease in gross margin is due to the lower margins on domestic sales. The Company anticipates that margins will remain the same through fiscal year 1998.

  Management, consulting and research fees were $422,210 for the three months ended December 31, 1997, as compared to $718,205 for the three months ended December 31, 1996. General and administrative expenses decreased from $865,282 for the three months ended December 31, 1996 to $481,383 for the three months ended December 31, 1997. The decrease in both of these expenses is due to the Company's efforts to reduce overhead costs and a reduction in the number of employees. As of December 31, 1997, there are four full-time employees and 1 part-time employee.

  Interest income was $30,822 for the three months ended December 31, 1997 and resulted from the investment of the Company's cash proceeds from the sale of Series C Preferred Stock. Interest income is decreasing because the Company has less cash to invest in interest bearing accounts.

  The net loss applicable to common shares decreased from $1,599,963 for the three months ended December 31, 1996 to $866,315 for the three months ended December 31 ,1997. The decrease in the net loss applicable to common shares was attributable to a decrease in preferred stock dividends and the decrease in management, consulting, research and development and general and administrative expenses previously discussed.

  The decrease in the net loss per common share from $(0.77) for the period ended December 31, 1996 to $(0.26) for the period ended December 31, 1997 is due to a decrease in expenses, and an increase in the number of shares outstanding of approximately 1,234,000.

  On October 1, 1997, the Company divested itself of its wholly owned subsidiary Volu-Sol, Inc., by a pro rata distribution of Volu-Sol, Inc. Common Stock to the Company's shareholders of record as of March 5, 1997. The Company recognized a gain of $28,027 on disposal of discontinued Volu-Sol, Inc. operations as a result of this divestiture.

Liquidity and Capital Resources
-------------------------------

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

  As of December 31, 1997, the Company had cash and cash equivalents of $281,969 and working capital of $556,476 as compared to cash and cash equivalents of $1,585,099 and working capital of $925,166 as of September 30, 1997.

  Series A Preferred. The Series A Preferred bears a 10% cumulative dividend payable annually in cash or in additional shares of Series A Preferred, at the election of the Company's Board of Directors. As of December 31, 1997, the Company had recorded dividends payable on the Series A Preferred totaling $3,277, which dividends the Company intends to pay in additional shares of Series A Preferred.

  Series C Preferred. The Series C Preferred bears an 8% cumulative dividend payable annually in cash or in additional shares of Series C Preferred, at the election of the Company's Board of Directors. As of December 31, 1997, the Company had recorded dividends payable on the Series C Preferred totaling $33,660, which dividends the Company intends to pay in additional shares of Series C Preferred.

  During the three months ended December 31, 1997, the Company's operating activities used $1,303,130 of cash, which had previously been provided by the issuance of shares of Series A Preferred, Series B Preferred, Series C Preferred and Series D Preferred. During the same period in the previous fiscal year, the Company's operating activities used $1,027,959 of cash, also principally provided by the raising of capital from the issuance of shares of Series A Preferred, Series B Preferred, Series C Preferred and Series D Preferred.

  Subsequent to December 31, 1997, the Company retired certain obligations and issued Common Stock and Series E and Series F Preferred (see Note 10 to the Company's unaudited condensed consolidated financial statements). If these transactions would have occurred at December 31, 1997, the Company's working capital and total equity would have increased by approximately $1.7 million.

  The Company currently estimates that additional research and development, general and administrative, and other direct costs associated with reaching the stage of obtaining final FDA approval on BWPT-301(TM) in treating cryptosporidiosis in people with AIDS will approximate $5 - $7 million. The Company believes that its Technology is now sufficiently developed that any future research and development efforts will be made only to the extent funding is made available from joint venture partners, strategic alliances, private or governmental grants or other third-party funding. Final FDA approval on BWPT-301(TM) is currently estimated to be received possibly as early as 1999. Phase II clinical trials on BWPT-301(TM) commenced in November 1994 and are currently expected to be completed during 1998 (assuming institutional review board approvals can be timely obtained and patient recruitment can be accomplished on a timely basis). Assuming efficacy of BWPT-301(TM) is established during the Phase II clinical trials, the Company currently anticipates commencing Phase III clinical trials on BWPT-301(TM) sometime in 1998 and currently expects that it may be able to complete those trials as early as 1999.

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

  The Company must continue to raise funds to finance the continued commercialization of products utilizing the Technology, including BWPT-301(TM), BWPT-302(TM), the Biomune Nutraceutical Products and any additional pharmaceutical or nutraceutical products that the Company may develop and attempt to commercialize.

  The Company has not established a credit facility with any lending institution. The Company has in the past, from time to time, borrowed money from certain shareholders, but has no formal financing arrangement, agreement or understanding with any of its shareholders or any other related or unrelated party to do so in the future.

  The unaudited condensed consolidated financial statements of the Company have been prepared on the assumption that the Company will continue as a going concern. The Company's product line is limited and it has been necessary to rely upon financing from the sale of its equity securities to sustain operations. Additional financing will be required if the Company is to continue as a going concern. If such additional funding cannot be obtained, the Company may be required to scale back or discontinue its operations. Even if such additional financing is available to the Company, there can be no assurance that it will be on terms favorable to the Company. In any event, such financing will result in immediate and possibly substantial dilution to existing shareholders.


                         PART II.    OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

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

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the Company's Annual Meeting of Shareholders on October 14, 1997, the following actions were submitted and approved by vote of the majority of the issued and outstanding shares of the Company:

(1) Election of directors;

(2) Approval of the Board of Directors' selection of Arthur Andersen LLP, as the Company's independent public accountants.

  A total of 2,146,660 shares (approximately 78%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

1.  For the directors as follows:

                                                               # Shares Abstaining/
Name                           # Shares For  # Shares Against        Withheld
David G. Derrick                  2,103,799            42,861            40
James J. Dalton                   2,104,447            42,213             0
Aaron Gold, D.D.                  2,103,547            43,113             0
Charles J. Quantz                 2,103,497            43,163            40
Milton G. Adair                   2,104,417            42,243            40
Thomas Q. Garvey, III, M.D.       2,104,447            42,213             0
Christopher D. Illick             2,104,447            42,213            40

2. For the ratification of the Board of Directors' selection of Arthur Andersen LLP as the independent public accountants of the Company as follows:

# Shares For    # Shares Against  # Shares Abstaining
2,121,227                 21,739                    0

Broker non-votes were counted as abstentions on matter 2 above.

  Subsequent to the date of the meeting, Mr. Dalton and Mr. Adair each resigned from the Board to pursue other interests. Replacements have not been appointed to fill these vacancies at this time.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

  (a)       Exhibits
            --------

       27   Financial Data Schedule

  (b)       Reports on Form 8-K
            -------------------

  On November 7, 1997, the Company filed a Current Report on Form 8-K to report a 1-for-10 reverse split of the Company's Common Stock, effective November 10, 1997. On November 10, 1997, the Company filed a Current Report on Form 8-K, subsequently amended on November 24, 1997 (to adjust for the 1-for-10 reverse split), to report the Rockwood acquisition. After December 31, 1997, the Company filed a Current Report on Form 8-K to report that it had withdrawn from the transaction as described elsewhere in this quarterly report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            BIOMUNE SYSTEMS, INC.
                            ---------------------
                            (Registrant)



Date: February 13, 1998     /s/ David G. Derrick
                            --------------------------------------------------
                            David G. Derrick, Chief Executive Officer and
                            Chairman of the Board (Principal Executive Officer)


Date: February 13, 1998     s/ Michael G. Acton
                            --------------------------------------------------
                            Michael G. Acton, Chief Financial Officer and
                            Controller (Principal Financial and Accounting
                            Officer)