Form 10-Q
period 1998-03-31
BIOMUNE SYSTEMS INC
filed 1998-05-15
CIK 714634

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of May 1, 1998, there were issued and outstanding 5,358,823 shares of the Company's Common Stock.

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION
                                                                        Page

No.
--------------------------------------------------------------
     1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets
         as of March 31, 1998  and September 30, 1997                       3


         Unaudited Condensed Consolidated Statements of Operations for
         the three and six months ended March 31, 1998 and 1997
         and for the period from inception to March 31, 1998                4


         Unaudited Condensed Consolidated Statements of Cash Flows for
         the six months ended March 31, 1998 and 1997
         and for the period from inception to March 31, 1998                5


         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                         8

     2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             12


PART II. OTHER INFORMATION                                                 16


PART I - ITEM 1

                      BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
                      ------------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (UNAUDITED)

                                     ASSETS

                                                     March 31,    September 30,
                                                        1998          1997
                                                    ------------  -------------

Current assets:
  Cash and cash equivalents                           $  495,758     $1,585,099
  Interest receivable                                     50,758             --
  Accounts receivable, net                                88,130         40,258
  Inventories                                            305,869        342,768
  Amounts due from related parties, net                  676,587        266,525
  Receivable from Volu-Sol, Inc.                         390,500             --
  Net current assets of discontinued operations               --         79,029
                                                      ----------     ----------
           Total current assets                        2,007,602      2,313,679

Property and equipment, net                               78,420         96,041
Other assets, net                                         35,828         39,334
Long-term assets of discontinued operations                   --        283,444
                                                      ----------     ----------
           Total assets                               $2,121,850     $2,732,498
                                                      ==========     ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $   87,241     $  759,915
  Preferred Stock dividends payable                           --        337,766
  Accrued payroll and payroll taxes                           --         85,494
  Other accrued liabilities                                7,575        205,338
                                                      ----------     ----------
           Total current liabilities                      94,816      1,388,513
                                                      ----------     ----------
Shareholders' equity:
  Convertible Preferred Stock:
    Series A, 38,474 and 34,802 shares outstanding
     (liquidation preference of $240,463 and
     $217,513), respectively                             187,188        168,583
    Series B, 449 and 0 shares outstanding
     (liquidation preference of $8,419 and $0),
     respectively                                          6,740             --
    Series C, 1,719 and 1,683 shares outstanding
     (liquidation preference of $2,286,270
     and $2,238,390), respectively                     2,543,035      2,309,838
    Series E, 565 and 0 shares outstanding
     (liquidation preference of $751,450 and
     $0), respectively                                   933,929             --
    Series F, 1,176,749 and 0 shares outstanding
     (liquidation preference of $706,049
     and $0), respectively                               595,499             --
  Common Stock, 5,358,823 and 3,238,813 shares
   outstanding, respectively                                 536            324
  Additional paid-in capital                          35,758,493     33,633,608
  Deficit accumulated during the development stage   (38,104,644)   (35,480,749)
  Common stock warrants                                  338,500        883,273
  Deferred consulting expense                           (130,850)       (69,500)
  Stock subscriptions receivable                        (101,392)      (101,392)
                                                      ----------     ----------
     Total shareholders' equity                        2,027,034      1,343,985
                                                      ----------     ----------
     Total liabilities and shareholders' equity       $2,121,850     $2,732,498
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

                      BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
                      ------------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                 (UNAUDITED)

                                                  For the Three Months                   For the Six Months
                                                     Ended March 31,                       Ended March 31,
                                        ------------------------------------------  ------------------------------   Inception to
                                                1998                  1997               1998            1997       March 31, 1998
                                        ---------------------  -------------------  ---------------  -------------  --------------
REVENUES                                        $     18,852         $     10,678     $     70,769   $    196,083   $     586,986
                                                ------------         ------------     ------------   ------------   -------------

OPERATING EXPENSES:
  Cost of revenues                                     8,388                6,809           39,439         58,331         204,840
  Management, consulting
      and research fees                              364,524              760,659          662,375      1,478,864      18,016,066
  Other general and administrative                   697,220              673,629        1,308,462      1,538,909      12,601,908
                                                ------------         ------------     ------------   ------------   -------------
         Total operating expenses                  1,070,132            1,441,097        2,010,276      3,076,104      30,822,814
                                                ------------         ------------     ------------
LOSS FROM OPERATIONS                              (1,051,280)          (1,430,419)      (1,939,507)   ( 2,880,021)    (30,235,828)
                                                ------------         ------------     ------------   ------------   -------------
OTHER INCOME (EXPENSE):
  Interest income, net                                25,915               70,201           56,737        145,485         823,042
  Other, net                                             ---                   --              ---            ---         (33,968)
                                                ------------         ------------     ------------   ------------   -------------
         Total other income, net                      25,915               70,201           56,737        145,485         789,074
                                                ------------         ------------     ------------   ------------   -------------
NET LOSS FROM CONTINUING
   OPERATIONS                                     (1,025,365)          (1,360,218)      (1,882,770)    (2,734,536)    (29,446,754)
Gain on disposal of discontinued
   Volu-Sol, Inc.                                         --                   --           28,027            ---          28,027
Loss from operations of discontinued
   Volu-Sol, Inc.                                        ---             (149,808)             ---       (294,977)     (3,219,233)
                                                ------------         ------------     ------------   ------------   -------------

NET LOSS                                          (1,025,365)          (1,510,026)      (1,854,743)    (3,029,513)    (32,637,960)
Preferred Stock dividends and
  accretion of beneficial conversion
   feature                                          (732,215)            (859,830)        (769,152)      (940,303)     (5,466,684)
                                                ------------         ------------     ------------   ------------   -------------
NET LOSS APPLICABLE TO
COMMON SHARES                                   $ (1,757,580)        $ (2,369,856)    $ (2,623,895)  $ (3,969,816)  $ (38,104,644)
                                                ------------         ------------     ------------   ------------   -------------

NET INCOME (LOSS) PER
COMMON SHARE (basic and diluted)
   Continuing operations                              $(0.36)        $      (1.05)    $      (0.65)  $      (1.76)
   Discontinued operations                                --                (0.07)            0.01          (0.14)
                                                ------------         ------------     ------------   ------------
   Net loss per common share                          $(0.36)        $      (1.12)    $      (0.64)  $      (1.90)
                                                ============         ============     ============   ============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                              4,875,723            2,114,563        4,074,427      2,091,626
                                                ============         ============     ============   ============



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

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                   For the Six Months
                                                                     Ended March 31,
                                                       -------------------------------------------    Inception to
                                                                1998                  1997           March 31, 1998
                                                       --------------------  ---------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $(1,854,743)      $(3,029,513)         $(32,637,960)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Interest expense recognized on grant of options                   --                --               250,000
      Interest income imputed on note receivable                   (33,562)               --              (351,011)
      Interest expense paid by transfer of                              --                --                45,347
       non-monetary asset
      Interest expense imputed on note payable                          --                --                18,456
      Issuance of long-term debt for services                           --                --                43,477
      Gain on disposal of Volu-Sol, Inc.                           (28,027)               --               (28,027)
      Depreciation and amortization                                 21,127            84,771             1,015,521
      Write-down of technology                                          --                --               582,709
      Issuance of stock, options and warrants for                  524,491           538,594             7,854,956
       services
      Amortization of deferred consulting expense                  386,234           731,930             4,323,240
      Cancellation of stock issued to consultants                  (50,000)               --               (50,000)
      Loss on disposal of property and equipment                        --                --                69,043
      Reduction in related-party note receivable                    24,671                --               190,331
  Changes in assets and liabilities:
        Accounts receivable, net                                   (47,872)          (94,179)              (94,083)
        Prepaid expense                                                 --                --                 5,350
        Inventories                                                 36,899            53,251              (317,716)
        Other assets                                                    --               (24)              (34,570)
        Accounts payable and accrued liabilities                  (460,939)         (183,207)              676,580
        Accrued payroll and payroll taxes                          (85,494)           17,760                41,404
        Unearned revenue                                                --           (84,000)                   --
                                                               -----------       -----------          ------------
      Net cash used in operating activities                     (1,567,215)       (1,964,617)          (18,391,953)
                                                               -----------       -----------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distribution of Volu-Sol, Inc. cash                            (337,691)               --              (337,691)
   Proceeds from sale of technology                                     --                --               580,000
   Investment in technology                                             --                --              (150,000)
   Cash acquired in non-monetary asset acquisition                      --                --                 7,187
   Purchase of property and equipment                                   --           (57,485)             (736,820)
   Proceeds from sale of equipment                                      --                --                70,551
   Net (advances to) repayments from related parties              (451,929)         (420,000)             (884,116)
   Payments received on notes receivable                                --                --               799,628
   Issuance of notes receivable                                         --                --              (224,317)
                                                               -----------       -----------          ------------
     Net cash used in investing activities                        (789,620)         (477,485)             (875,578)
                                                               -----------       -----------          ------------





 The accompanying notes are an integral part of these condensed consolidated statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
                     ------------------------------------
                         (A DEVELOPMENT STAGE COMPANY)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          -----------------------------------------------------------
                                  (UNAUDITED)

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        For the Six Months            Inception to
                                                                         Ended March  31,            March 31, 1998
                                                               ----------------------------------    --------------
                                                                   1998                   1997
                                                               -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Volu-Sol financing activities                                $        --            $        --      $    320,555
  Proceeds from issuance of common stock                           206,303                     --         3,636,271
  Proceeds from issuance of Series A and B preferred
   stock                                                                --                     --        10,500,000
  Proceeds from issuance of Series C and D preferred
   stock and warrants                                                   --              3,623,750         8,000,000
  Offering costs for Series A and B preferred stock                     --                     --        (1,050,000)
  Offering costs for Series C and D preferred stock                     --                     --          (945,000)
  Proceeds from issuance of Series E and Series F
   preferred stock                                                 873,500                     --           873,500
  Offering costs for Series E and Series F preferred
   stock                                                          (150,000)                    --          (150,000)
  Proceeds from issuance of warrants                                    --                     --            10,000
  Redemption of Series C  preferred stock                               --                     --        (2,000,000)
  Proceeds from issuance of long-term debt                              --                     --             6,075
  Increase in amounts due to related parties                            --                     --         1,394,752
  Principal payments on notes payable                                   --                     --          (412,864)
  Cash settlement for shares of common stock                            --                     --          (420,000)
                                                               -----------            -----------      ------------
   Net cash provided by financing activities                       929,803              3,623,750        19,763,289
                                                               -----------            -----------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   (1,427,032)           $ 1,181,648           495,758
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF THE PERIOD                                                   1,922,790              4,192,868                --
                                                               -----------            -----------      ------------
CASH AND CASH EQUIVALENTS AT END OF
 THE PERIOD                                                    $   495,758            $ 5,374,516      $    495,758
                                                               ===========            ===========      ============



  The accompanying notes are an integral part of these condensed consolidated statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
                     ------------------------------------
                         (A DEVELOPMENT STAGE COMPANY)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          -----------------------------------------------------------
                                  (UNAUDITED)


    SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended March 31, 1998 and 1997, 1,996 and 78,719 shares of Series A Preferred Stock with a recorded value of $9,721 and $379,092 were converted into 599 and 23,616 shares of Common Stock.

During the six months ended March 31, 1998, 239 shares of Series C Preferred Stock with a recorded value of $312,729 were converted into 537,314 shares of Common Stock.

During the six months ended March 31, 1998, 100 shares of Series C Preferred Stock with a recorded value of $100,000 were exchanged for 166,667 shares of Series F Preferred Stock.

During the six months ended March 31, 1998, 93,580 shares of Common Stock were issued to employees in exchange for a reduction of accrued vacation totaling $54,500.

During the six months ended March 31, 1998, 5,668 shares of Series A Preferred Stock, 449 shares of Series B Preferred Stock, 375 shares of Series C Preferred Stock, 11 shares of Series E Preferred Stock and 10,082 shares of Series F preferred Stock were issued as payment of accrued Preferred Stock dividends.

During the six months ended March 31, 1998, 150,000 shares of Common Stock were issued to ADP Management as settlement of accrued liabilities totaling $75,000.

During the six months ended March 31, 1998, 280 shares of Series E Preferred Stock were issued to satisfy accounts payable of $280,000.

During the six months ended March 31, 1998, the Company recorded accretion of $271,264 and $408,819 related to the issuance of Series C and Series E Preferred Stock, respectively.

During the six months ended March 31, 1997, 12,058 shares of Series B Preferred Stock with a recorded value of $178,837 were converted into 3,617 shares of Common Stock.

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

During the six months ended March 31, 1997, the Company recorded accretion of $748,550 related to the redemption of Series C Preferred Stock.



  The accompanying notes are an integral part of these condensed consolidated statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -----------------------------------------------------------

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.
These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, as amended.

(2) DIVESTITURE OF VOLU-SOL, INC.
    -----------------------------

On October 1, 1997, the Company divested itself of its wholly owned subsidiary, Volu-Sol, Inc. The Common Stock of Volu-Sol, Inc. was distributed pro rata to the Company's shareholders of record as of March 5, 1997. The operations of Volu-Sol, Inc. are reflected herein as discontinued operations. (See note 11)

(3)  NET LOSS PER COMMON SHARE
     -------------------------

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

At March 31, 1998, there were outstanding options and warrants to purchase 676,529 shares of Common Stock and there were 1,217,956 shares of Preferred Stock convertible into approximately 4,995,000 shares of Common Stock, neither of which are included in the computation of Diluted EPS because they would be anti-dilutive.

(4)  COMMON STOCK TRANSACTIONS
     -------------------------

During the six months ended March 31, 1998, the Company issued 928,000 shares of Common Stock for services rendered or to be rendered to the Company and recorded expense of $522,584 associated with those shares. Of this expense, $447,584 was initially deferred and will be recognized over the term of the related consulting agreements. The Company also has deferred consulting expense related to shares issued under consulting agreements entered into prior to September 30,
1997.   These deferred amounts are being recognized over the terms of the agreements as services are provided. Total amortization of these deferred consulting expenses was $386,234 for the six months ended March 31, 1998.

During the six months ended March 31, 1998, accrued vacation payable to two officers totaling $54,500 was settled by issuing 93,580 shares of Common Stock valued at the market price on the date of issuance. In addition, accrued liabilities of $75,000 owed to ADP Management for office expenses and rent were settled by issuing 150,000 shares of Common Stock.

(5)  STOCK OPTIONS AND WARRANTS
     --------------------------

As of December 16, 1997, the Company offered all holders of options and warrants a one-time opportunity to exercise their options or warrants, as the case may be, until February 28, 1998 at a price of $.50 per share. Option and warrant holders who declined to exercise their outstanding options or warrants prior to such date retained their options or warrants, without any change in the previously stated exercise terms and price. For the six months ended March 31, 1998, as a result of this exchange offer, the Company recorded compensation expense of $449,490 related to options held by employees and directors. During the six months ended March 31, 1998, option holders exercised their rights to purchase 412,606 shares of Common Stock at $0.50 per share and the Company received $206,303 in cash.

During the six months ended March 31, 1998, warrants to purchase 147,059 shares of Common Stock expired. As a result, $544,773 was reclassified from the caption "Common Stock Warrants" to the caption "Additional Paid-in Capital."

(6)  RELATED-PARTY TRANSACTIONS
     --------------------------

From March 5, 1997 through September 30, 1997, the Company made loans to Volu-Sol, Inc. (then a wholly owned subsidiary of the Company) totaling $390,500. These loans bear an annual interest rate of ten percent and are due on demand. Accrued but unpaid interest income on these loans totaled $32,395 as of March 31, 1998 and is included in interest receivable in the accompanying March 31, 1998 balance sheet. Subsequent to March 31, 1998, Volu-Sol paid the Company $150,000 related to these loans.

During the six months ended March 31, 1998, the Company entered into an investment banking arrangement with MK Financial, Inc., an entity owned by David
G. Derrick, the Company's Chief Executive Officer and Chairman of the Board. Under this arrangement, the Company advanced $150,000 to MK Financial, Inc. for fees and commissions related to investment banking services to be performed. Subsequent to December 31, 1997, MK Financial, Inc. assisted the Company in raising additional capital through the issuance of Preferred Stock and the $150,000 advance was offset against the gross proceeds received by the Company.

During the quarter ended March 31, 1998, the Company made loans to James Dalton (a former Director of the Company) totaling $50,000 which remain outstanding. These loans bear an annual interest rate of seven percent and are due on demand. Accrued but unpaid interest income on these loans totaled $318 as of March 31, 1998.

During the quarter ended March 31, 1998, the Company made loans to Wilford W. Kirton (a shareholder of the Company) totaling $50,000 which remain outstanding. These loans bear an annual interest rate of ten percent and are due on demand. Accrued but unpaid interest income on these loans totaled $449 as of March 31, 1998.

(7)  CONSULTING AGREEMENTS
     ---------------------

David Pomerantz

Effective October 1, 1997, the Company entered into a consulting agreement with David Pomerantz, whereby Mr. Pomerantz was issued a total of 180,000 shares of the Company's Common Stock in exchange for consulting services, consisting primarily of investor relations services, to be provided through September 30, 1998. The Company recorded consulting expense of $90,000 of which $45,000 is deferred as of March 31, 1998 and will be recognized over the remaining term of the consulting agreement.

Robert Pomerantz

On December 16, 1997, the Company entered into a consulting agreement with Robert Pomerantz, whereby Mr. Pomerantz was issued a total of 40,000 restricted shares of the Company's Common Stock in exchange for consulting services consisting primary of investor relation services, to be provided through December 31, 1998. The Company recorded consulting expenses of $20,000 of which $15,000 is deferred as of March 31, 1998 and will be recognized over the remaining term of the consulting agreement.

Christopher D. Illick

On December 16, 1997, the Company entered into a consulting agreement with Christopher D. Illick, a director of the Company, whereby Mr. Illick was issued a total of 150,000 shares of the Company's Common Stock in exchange for consulting services as a member of the Board of Directors, to be provided through December 31, 1998. The Company recorded consulting expense of $75,000 of which $56,250 is deferred as of March 31, 1998 and will be recognized over the remaining term of the consulting agreement.

(8) PREFERRED STOCK TRANSACTIONS
    ----------------------------

During the six months ended March 31, 1998, the Company accrued dividends on its outstanding Series A, Series B, Series C, Series E and Series F Preferred of $6,482, $0, $65,418, $11,060 and $6,049, respectively. Preferred Stock dividends are payable in either additional shares of Preferred Stock or in cash, at the option of the Company. During the six months ended March 31, 1998, dividends on Preferred Stock were paid by issuing 5,669 shares of Series A Preferred, 449 shares of Series B Preferred, 274.5 shares of Series C Preferred, 11 shares of Series E Preferred and 176,749 shares of Series F Preferred.

In December 1997, the Board of Directors authorized the creation of a series of the Company's Preferred Stock designated as "Series E 8% Cumulative Convertible Non-Voting Preferred Stock" (the "Series E Preferred"), consisting of 30,000 shares of the authorized and unissued shares of the Company's Preferred Stock, $0.0001 par value per share. The holders of shares of Series E Preferred are entitled to receive an annual dividend from the Company's assets legally available therefor, prior and in preference to any declaration or payment of any dividend on the Common Stock of the Company, at the rate of $80.00 per share. Dividends will be paid either in cash or in additional shares of Series E
Preferred at the discretion of the Board of Directors of the Company.   Each
share of Series E Preferred may be converted into the number of shares of the Company's Common Stock determined by dividing $1,000 plus any accrued and unpaid dividends by an amount equal to the Market Price of the Common Stock less 42%, subject to the Company's right of redemption. The holders of Series E Preferred are also entitled to certain rights and preferences upon liquidation. During the six months ended March 31, 1998, 273.5 shares of Series E Preferred were sold for $273,500 in cash. In addition, 280 shares of Series E Preferred were issued to satisfy accounts payable of $280,000.

In December 1997, the Board of Directors authorized the creation of a series of the Company's Preferred Stock designated as "Series F 8% Cumulative Convertible Non-Voting Preferred Stock" (the "Series F Preferred"), consisting of 7,000,000 shares of the authorized and unissued shares of the Company's Preferred Stock, $0.0001 par value per share. The holders of shares of Series F Preferred are entitled to receive an annual dividend from the Company's assets legally available therefor, prior and in preference to any declaration or payment of any dividend on the Common Stock of the Company, at the rate of $0.048 per share. Dividends will be paid either in cash or in additional shares of Series F Preferred at the discretion of the Board of Directors of the Company. Each share of Series F Preferred may be converted into one share of the Company's Common Stock, subject to the Company's right of redemption. The holders of Series F Preferred also have certain preferences upon liquidation, subject to rights of senior series of Preferred Stock. During the six months ended March 31, 1998, 1,000,000 shares of Series F Preferred were sold for $600,000 in cash. In addition, 166,667 shares of Series F Preferred were exchanged for 100 shares of Series C Preferred.

During the six months ended March 31, 1998, the Company recorded accretion of $271,264 and $408,819 related to the issuance of Series C Preferred Stock and Series E Preferred Stock, respectively.

(9) 1997 ROCKWOOD TRANSACTION
    -------------------------

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

After the Company exercised its option in October 1997 to acquire Rockwood, the Company withdrew from the transaction and terminated the Agreement. A primary factor in the Company's decision to terminate the Agreement was the significant dilution that would result to the Company's existing shareholders in light of the decline in the market price of the Company's common stock between the time the Agreement was executed and the planned closing date. Under the terms of the Agreement, Ritter retained all cash payments made to him or Rockwood or their affiliates prior to the date of termination. Rockwood agreed to continue to distribute the Company's products under the terms of certain agreements entered into in connection with the proposed purchase. As a result of the termination of the Agreement, Ritter was replaced as the Company's President by David G. Derrick, who served as the Company's President prior to the execution of the Agreement. (See Note 11.)

(10) RECLASSIFICATIONS
     -----------------

Certain reclassifications have been made to the 1997 fiscal quarter financial statements quarter to conform with current quarter presentation.

(11) SUBSEQUENT EVENTS
     -----------------

Divestiture Related Matter
--------------------------

The Company established a record date and ex-dividend date for the divestiture of Volu-Sol, Inc. of March 5, 1997. Notwithstanding the Company's announcement of the record and ex-dividend date and the dissemination of an information statement containing disclosure of such record and ex-dividend date, Nasdaq erroneously announced an ex-dividend date of February 17, 1998. This has resulted in confusion on the part of some stockholders, brokerage houses and clearing houses who mistakenly believed they, or their clients, were entitled to receive Volu-Sol Common Stock, despite the fact that they were not holders of record as of the March 5, 1997 date announced by the Company. The Company has no intention of changing the originally announced record and ex-dividend date or causing Volu-Sol to issue additional shares of its stock as a result of this error. Notwithstanding the Company's expectations concerning the resolution of this matter, there is no assurance that Nasdaq will in fact rescind its ex-dividend date and there is no date certain by which a decision will be made in the matter.

1998 Rockwood Transactions
--------------------------

In anticipation of a possible business transaction involving the acquisition of a controlling interest in Rockwood by the Company, the Company loaned Rockwood $350,000 during the quarter ended March 31, 1998 and subsequently loaned Rockwood an additional $450,000. These loans are payable upon demand and secured by certain assets of Rockwood, including its accounts receivable and inventory. If no purchase is closed, the amounts loaned to Rockwood will be repaid within 18 months, together with interest at the prime rate as established by a bank.

PART I - ITEM 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

                                    GENERAL

     The Company believes that in the future its results of operations could be impacted by factors such as the availability of cash from financing activities with which to fund its operations, the results of the Company's research and development efforts and the clinical trials on BWPT-301, BWPT-302 and any other future pharmaceutical drug candidates based on or derived from the Company's technology, as well as market acceptance of the Company's nutraceutical products (particularly Optimune, the Company's first nutraceutical product) and pharmaceutical drug candidates, increased competitive pressures, changes in raw material sources and costs, and adverse changes in general economic conditions in any of the countries in which the Company conducts or is able to conduct business under the license with PTI. The Company's ability to develop and market nutraceutical products and pharmaceutical drugs will have a significant and direct impact on the Company's results of operations. The Company believes that the majority of its anticipated future revenues will come from new nutraceutical products and pharmaceutical drugs. The Company cannot determine the ultimate effect that new nutraceutical products and pharmaceutical drugs will have on revenues, earnings or the price of the Company's Common Stock .

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

     The Company's primary focus and efforts have been on commercializing the Biomune nutraceutical products. In addition, the Company has two active IND's on file with the FDA on BWPT-301 for the treatment of cryptosporidiosis in people with AIDS and on BWPT-302 for the treatment of E. coli, strain 0157:H7. There is no established date on which a decision of the FDA is expected to be made. The Company believes that its technology is now sufficiently developed that any future research and development efforts will be made only to the extent funding is made available from joint venture partners, strategic alliances, private or governmental grants or other third-party funding, for which the Company currently has no prospects.

     The Company anticipates that it will incur significant losses during fiscal 1998 as a direct result of: (a) marketing costs associated with the Company's on-going efforts to market the Biomune nutraceutical products; (b) maintaining general and administrative expenses at present levels to facilitate the Company's financing efforts, its search for and, if possible, negotiations with potential joint venture partners or other sources of private or governmental funding; (c) minimal levels of research and development costs associated with identifying additional nutraceutical products; and (d) costs associated with identifying and pursuing acquisitions of new nutraceutical products.

     The Company is currently focusing its resources and efforts on (a) the commercialization of the Biomune nutraceutical products and (b) the development of one or more additional nutraceutical products based on the technology.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1998
with the Three Months Ended March 31, 1997

     During the three months ended March 31, 1998, the Company had revenues of $18,852 compared to $10,678 for the comparable three month period ended March 31, 1997. The increase in sales is due to an international order of the Company's nutraceutical products.

     Cost of sales were $8,388 for the three months ended March 31, 1998 compared to cost of sales of $6,809 for the same period in 1997. The overall gross margin for the quarter in 1998 was 56 percent of revenues, compared to 36 percent for the comparable quarter in 1997. The increase in gross margin is due to the higher margins on international sales. The Company anticipates that margins will remain the same through fiscal year 1998.

     Management, consulting and research fees were $364,524 for the three months ended March 31, 1998, as compared to $760,659 for the three months ended March 31, 1997. General and administrative expenses increased from $673,629 for the three months ended March 31, 1997 to $697,220 for the three months ended March 31, 1998. The decrease in management, consulting and research expenses is due to the Company's efforts to reduce overhead costs. The increase in general and administrative expenses is due to (1) a decrease in expenditures related to efforts to reduce overhead costs and a reduction in the number of employees offset by (2) compensation expense of approximately $450,000 related to options issued to employees and directors.

     Interest income was $25,915 for the three months ended March 31, 1998 and resulted from the investment of the Company's cash proceeds from the sale of Series C Preferred Stock. Interest income is decreasing because the Company has less cash to invest in interest bearing accounts.

     The net loss applicable to common shares decreased from $2,369,856 for the three months ended March 31, 1997 to $1,757,580 for the three months ended March 31, 1998. The decrease in the net loss applicable to common shares was attributable to a decrease in Preferred Stock dividends and the accretion of a beneficial conversion feature and the decrease in management, consulting and research expenses offset by an increase in general and administrative expenses previously discussed.

     The decrease in the net loss per common share from $(1.12) for the period ended March 31, 1997 to $(0.36) for the period ended March 31, 1998 is due to a decrease in expenses, and an increase in the weighted average common shares outstanding of 2,761,160.

Comparison of the Six Months Ended March 31, 1998
with the Six Months Ended March 31, 1997

     During the six months ended March 31, 1998, the Company had revenues of $70,769 compared to $196,083 for the comparable six month period ended March 31, 1997. The decrease in sales is due to an international order of the Company's nutraceutical products received during the six months ending March 31, 1997 that was not repeated in 1998.

     Cost of sales were $39,439 for the six months ended March 31, 1998 compared to cost of sales of $58,331 for the same period in 1997. The overall gross margin for 1998 was 44 percent of revenues, compared to 70 percent for the comparable quarter in 1997. The decrease in gross margin is due to the lower margins on domestic sales. The Company anticipates that margins will remain the same through fiscal year 1998.

     Management, consulting and research fees were $662,375 for the six months ended March 31, 1998, as compared to $1,478,864 for the six months ended March 31, 1997. Research fees were $3,618 for the six months ended March 31, 1998, compared to $242,283 for the six months ended March 31, 1997. This decrease is due to the Company's decision to allocate its limited resources to development and commercialization of its nutraceutical products rather than continuing research and development of pharmaceuticals at historical levels at this time. General and administrative expenses decreased from $1,538,909 for the six months ended March 31, 1997 to $1,308,462 for the six months ended March 31, 1998. The decrease in both of these expenses is due to the Company's efforts to reduce overhead costs and a reduction in the number of employees.

     Interest income was $56,737 for the six months ended March 31, 1998 and resulted from the investment of the Company's cash proceeds from the sale of Series C Preferred Stock. Interest income is decreasing because the Company has less cash to invest in interest bearing accounts.

     The net loss applicable to common shares decreased from $3,969,816 for the six months ended March 31, 1997 to $2,623,895 for the six months ended March 31, 1998. The decrease in the net loss applicable to common shares was attributable to a decrease in preferred stock dividends and the accretion of a beneficial conversion feature and the decrease in management, consulting and research expense and general and administrative expenses previously discussed.

     The decrease in the net loss per common share from $(1.90) for the period ended March 31, 1997 to $(0.64) for the period ended March 31, 1998 is due to a decrease in expenses, and an increase in the weighted average common shares outstanding of 1,982,801.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been unable to finance its operations from cash flows from operating activities. Substantial funds and time will be required to commercialize the Biomune nutraceutical products, to complete Phase II and Phase III clinical trials on BWPT-301 (assuming efficacy is established during the Phase II clinical trials), to complete the necessary clinical trials on BWPT-302, to obtain regulatory approval for and commercialize products utilizing the Company's technology and to develop and commercialize additional nutraceutical products based on the technology. Because revenue-generating operating activities are not in place at significant levels and because the Company will require significant capital to accomplish the objectives set forth above, additional equity and/or debt funding will be required, although such funding may not be available or may not be available on favorable terms. Management believes that the Company-funded research and development efforts to date have positioned the Company to pursue future research and development efforts and clinical trials with joint venture, strategic alliance, government or private grants or other third-party funding. There can be no assurance that such grants or funding will be obtained.

     As of March 31, 1998, the Company had cash and cash equivalents of $495,758 and working capital of $1,912,786 as compared to cash and cash equivalents of $1,585,099 and working capital of $925,166 as of September 30, 1997.

     During the six months ended March 31, 1998, the Company's operating activities used $1,567,215 of cash, which had previously been provided by the issuance of shares of Preferred Stock. During the same period in the previous fiscal year, the Company's operating activities used $1,964,617 of cash, also principally provided by the raising of capital from the issuance of shares of Preferred Stock.

     The Company currently estimates that additional research and development, general and administrative, and other direct costs associated with reaching the stage of obtaining final FDA approval on BWPT-301 in treating cryptosporidiosis in people with AIDS will approximate $5 - $7 million. The Company believes that its technology is now sufficiently developed that any future research and development efforts will be made only to the extent funding is made available from joint venture partners, strategic alliances, private or governmental grants or other third-party funding, for which the Company currently has no prospects.

     The Company currently estimates that additional research and development, general and administrative, and other direct costs associated with reaching the stage of obtaining final FDA approval on BWPT-302 in treating E. coli, strain 0157:H7, will approximate $7 - $9 million, although the Company presently is unable to fund such amounts independently and anticipates proceeding with such research and development efforts only to the extent funding is made available from joint venture partners, strategic alliances, private or governmental grants or other third-party funding, although the Company has no prospects for such funding at this time.

     The Company must continue to raise funds to finance the continued commercialization of products utilizing its technology, including BWPT-301, BWPT-302, the Biomune nutraceutical products and any additional pharmaceutical or nutraceutical products that the Company may develop and attempt to commercialize. There can be no assurance that such funds will be raised or obtained.

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

                           FORWARD-LOOKING STATEMENTS

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Shareholders and prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of Biomune and its wholly owned subsidiary, Optim. The forward-looking statements and associated risks set forth herein relate to (i) market acceptance of Optimune, Maximune and Jump! (The "Biomune Nutraceutical Products") and the development of other nutraceutical products by Optim; (ii) the additional research and development, general and administrative and other direct costs associated with obtaining final FDA approval of BWPT-301; (iii) the additional dollar amount expected to be expended on the BWPT-301 and BWPT-302 clinical trials until final FDA approval has been received; (iv) the estimated date of receipt of final FDA approval on BWPT-301; (v) the estimated commencement date of Phase III clinical trials and the completion of those clinical trials on BWPT-301; and (vi) the Company having sufficient cash to fund its projected operations and budgeted research and development for fiscal year 1998. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. The forward-looking statements included herein are based on assumptions, among others, (a) that the efficacy of BWPT-301 will be established during the ongoing Phase II clinical trials and the Phase III clinical trials;
(b) that the Company will be able to successfully undertake and complete clinical trials on BWPT-302; (c) that the Company will be able to successfully commercialize the Biomune Nutraceutical Products, and successfully develop and commercialize other nutraceutical products; (d) that the Company will be able to successfully develop and commercialize the technology; (e) that the Company will need to conduct additional Phase II clinical trials on bwpt-301 and may need to conduct clinical trials that are different from those that have been conducted to date or that are currently contemplated by the Company; and (f) that the Company will be able to timely and properly quantify and analyze the data derived from its clinical trials. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the results of the clinical trials and the time and money required to successfully complete those trials, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. This is particularly true given the dynamic nature of the process in which the Company is involved with respect to BWPT-301 and BWPT-302. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revision. Based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                         PART II.    OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Sterlin v. Biomune Systems, et al., Case No. 2:95-CV-944G (U.S. District Court for the District of Utah, Central Division). On April 2, 1997, the court dismissed with prejudice all claims of the plaintiff against the Company and the other defendants in the action and assessed the costs of the litigation against the plaintiff. The final judgment on the court's decision and order was entered on May 6, 1997. The plaintiff has appealed the decision of the District Court to the United States Court of Appeals for the Tenth Circuit (Denver, Colorado). The arguments of the parties were made to the Court in March 1998, and a decision is pending. There is no date established by which the decision of the Court is expected to be received. While the Company believes that the allegations made in the Complaint are wholly without merit, and it intends to vigorously oppose the appeal of the favorable verdict, there can be no assurance that the Company's defense will be successful. The Company has paid the legal fees and related expenses associated with the defense of this action on behalf of the Company and the other named defendants.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

             27  Financial Data Schedule

          (b)    Reports on Form 8-K

          In January 1998, the Company filed a Current Report on Form 8-K to report that it had withdrawn from the 1997 Rockwood Transaction as described elsewhere in this quarterly report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         BIOMUNE SYSTEMS, INC.
                         (Registrant)



Date: May 12, 1998       /s/ David G. Derrick
                         -------------------------------------------------------
                         David G. Derrick, Chief Executive Officer and
                         Chairman of the Board (Principal Executive Officer)


Date: May 12, 1998       /s/ Michael G. Acton
                         -------------------------------------------------------
                         Michael G. Acton, Chief Financial Officer and
                         Controller (Principal Financial and Accounting Officer)