Form 10-Q
period 1998-08-19
BIOMUNE SYSTEMS INC
filed 1998-08-20
CIK 714634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

( )  TRANSITION   REPORT   PURSUANT   TO   SECTION   13  OR   15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________


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



Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of July 31, 1998, 1998, there were issued and outstanding 10,410,890 shares of the Company's Common Stock.

                                TABLE OF CONTENTS


                                                                      Page No.

PART I.           FINANCIAL INFORMATION

         1.       Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of
  June 30, 1998 and September 30, 1997                                       3

Unaudited Condensed Consolidated Statements of Operations for
the three and nine months ended June 30, 1998 and 1997                       4

Unaudited Condensed Consolidated Statements of Cash Flows for
the nine months ended June 30, 1998 and 1997                                 5

Notes to Unaudited Condensed Consolidated Financial Statements               8

2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                         12

PART II. OTHER INFORMATION                                                  16

PART I                     ITEM 1 - FINANCIAL STATEMENTS

                                       BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)

PART I                     ITEM 1 - FINANCIAL STATEMENTS

                                       BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)

ASSETS


                                                                                    June 30, 1998      September 30, 1997

Current assets:
   Cash and cash equivalents                                                                 $54,909             $1,585,099
   Interest receivable                                                                        28,593                      -
  Accounts receivable, net                                                                   591,755                 40,258
  Inventories                                                                                713,397                342,768
  Amounts due from related parties, net                                                      276,140                266,525
  Receivable from Volu-Sol, Inc.                                                             333,744                     --
 Other current assets                                                                         79,520
  Net current assets of discontinued operations                                                   --                 79,029
                                                                                  ------------------
       Total current assets                                                                2,078,058              2,313,679
Property and equipment, net                                                                   77,400                 96,041
Other assets, net                                                                             41,146                 39,334
Long-term assets of discontinued operations                                                       --                283,444
Goodwill, net                                                                                979,966                     --
Long-term note receivable from related party                                                 500,000                     --
       Total assets                                                                       $3,676,570             $2,732,498
                                                                                          ==========             ==========


LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                    June 30, 1998      September 30, 1997

Current liabilities:
Cash overdraft                                                                               144,636
Accounts payable                                                                             460,923      $  759,915
  Preferred Stock dividends payable                                                                         337,766
  Accrued liabilities                                                                        257,324         290,832
  Notes payable                                                                              620,141
      Total current liabilities                                                            1,483,024       1,388,513
Shareholders' equity:
  Convertible Preferred Stock:
    Series A, 38,474 and 34,802 shares outstanding (liquidation preference
       of $244,525 and $217,513), respectively                                               190,429            168,583
    Series B, 449 and 0 shares outstanding (liquidation preference of
       $8,419 and $0), respectively                                                            6,740
    Series C, 1,719 and 1,683 shares outstanding (liquidation preference
       of $21,280 and $2,238,390), respectively                                               21,964          2,309,838
    Series E, 565 and 0 shares outstanding (liquidation preference of
       $765,575 and $0), respectively                                                      1,003,998
    Series F, 1,176,749 and 0 shares outstanding (liquidation preference of
       $718,049 and $0), respectively                                                        668,699
  Common Stock, 10,410,890 and 3,238,813 shares outstanding, respectively                      1,041                324
  Additional paid-in capital                                                              38,483,888         33,633,608
  Accumulated deficit                                                                    (38,396,521)     (35,480,749)
  Common stock warrants                                                                      338,500           883,273
  Deferred consulting expense                                                                (70,000)          (69,500)
  Stock subscriptions receivable                                                             (55,192)         (101,392)



       Total shareholders' equity                                                          2,193,546         1,343,985


                                                         4


       Total liabilities and shareholders' equity                                          3,676,570       $2,732,498

            The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                                         5

                      BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                         For the Three Months Ended      For the Nine Months Ended
                                                                                         June 30,                  June 30,
                                                                                         --------                  --------
                                                                                1998         1997        1998               1997
                                                                                ----         ----        ----               ----
REVENUES                                                                        1,372,751       103,804     1,443,520       305,137
OPERATING EXPENSES:
  Cost of revenues                                                                753,591        51,906       793,029        82,117
  Management, consulting and research fees                                        120,313       523,310       782,687     1,897,141
  Other general and administrative                                                538,926
  Amortization of goodwill                                                        101,638       101,638
         Total operating expenses                                               1,514,468     1,366,275     2,731,714     4,447,668
LOSS FROM OPERATIONS                                                             (141,717)   (1,262,471)   (2,081,223)   (4,142,531)
OTHER INCOME (EXPENSE):
  Interest income, net                                                             54,144        55,821       110,881       201,306
  Other, net
         Total other income, net                                                   54,144        55,821       110,881       201,306
NET LOSS FROM CONTINUING  OPERATIONS                                              (87,573)   (1,206,650)   (1,970,342)   (3,941,225)
Gain on disposal of discontinued  Volu-Sol, Inc.                                   28,027
Loss from operations of discontinued Volu-Sol, Inc.                              (140,558)     (435,496)
NET LOSS                                                                          (87,573)   (1,347,208)   (1,942,315)   (4,376,721)
Preferred  Stock  dividends and accretion of beneficial  conversion  feature      (36,752)     (103,895)     (123,621)   (1,043,198)
NET LOSS APPLICABLE TO COMMON SHARES                                             (124,325)   (1,451,103)   (2,065,936)   (5,419,919)

NET INCOME  (LOSS) PER COMMON  SHARE (basic and  diluted)
Continuing  operations                                                              (0.02)        (0.60)        (0.40)        (2.36)
Discontinued operations                                                                           (0.07)          .01         (0.21)
Net loss per common share                                                           (0.02)        (0.67)        (0.39)        (2.57)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                      5,491,560     2,152,914     5,253,475     2,112,055




              The accompanying notes are an integral part of these condensed consolidated statements.

                      BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                                                For the Nine Months Ended June 30,
                                                                                                   1998                     1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                       (1,942,316)              (4,376,721)
    Adjustments to reconcile net loss to net cash used in operating  activities:
      Interest expense recognized on grant of options
      Interest income imputed on note receivable                                                  (33,562)
      Interest  expense paid by transfer of non-monetary  asset
      Interest  expense  imputed on note payable
      Issuance of long-term debt for services
      Gain on disposal of Volu-Sol,  Inc.                                                          (28,027)
      Depreciation and amortization                                                                 83,355                 134,897
      Write-down  of  technology
      Issuance of stock,  options and  warrants  for services                                      671,526                  608,800
      Amortization of deferred consulting expense                                                  447,084                1,121,165
      Cancellation of stock issued to consultants                                                  (50,000)
      Loss on disposal of property and equipment
      Reduction in related-party note receivable                                                    24,671
  Changes in assets and liabilities:
        Accounts receivable, net                                                                    31,431
        Other current assets                                                                        40,983                  148,578
        Inventories                                                                                 68,834                  (10,546)
        Other assets                                                                                (7,071)                      49
        Cash overdraft                                                                              (6,869)
        Accounts payable and accrued liabilities                                                (1,199,091)                (139,333)
        Unearned revenue                                                                                                    (84,000)
Net  cash  used  in  operating   activities                                               (1,899,052)              (2,894,267)
CASH  FLOWS  FROM  INVESTING ACTIVITIES:
   Distribution of Volu-Sol, Inc. cash                                                            (337,691)
   Proceeds from sale of technology
   Investment in technology
   Cash  acquired in  non-monetary  asset  acquisition
   Purchase of property and equipment                                                               (3,721)                 (38,721)
   Proceeds from sale of equipment
   Net (advances to) repayments  from related  parties                                            (837,561)                (537,613)
   Payments  received  on notes  receivable
   Increase in goodwill                                                                           (193,000)
     Net cash used in investing activities                                                      (1,371,973)                (576,334)


              The accompanying notes are an integral part of these condensed consolidated statements.

                      BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS




                                                                                                 For the Nine Months Ended June 30,
                                                                                                   1998                     1997


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable                                                                             427,141
  Proceeds from issuance of common stock                                                                206,303
  Payments received on notes receivable from stock sales                                                 46,200
  Proceeds  from issuance of Series C and D preferred  stock and  warrants                            3,500,000
  Offering  costs for Series A and B  preferred  stock
  Offering  costs for Series C and D preferred stock
  Proceeds from issuance of Series E and Series F preferred stock                                       873,500
  Offering costs for Series E and Series F  preferred  stock                                           (150,000)
  Proceeds  from  issuance of warrants                                                                  123,750
  Redemption  of Series C preferred  stock                                                           (2,000,000)
  Proceeds  from issuance of long-term debt
  Increase in amounts due to related parties
  Principal  payments on notes payable
  Cash settlement for shares of common stock
   Net cash provided by financing activities                                                          1,403,144           1,623,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (1,867,881)         (1,846,851)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                                  1,922,790           4,192,868
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                                           54,909           2,346,017








                      The accompanying notes are an integral part of these condensed consolidated statements.

                      BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended June 30, 1998 and 1997, 0 and 114,779 shares of Series A Preferred Stock with a recorded value of $0 and $553,769 were converted into 0 and 344,337 shares of Common Stock.

During  the nine  months  ended  June 30,  1998,  1,800,000  shares  of Series C
Preferred Stock with a recorded value of $1,800,000 were converted into 5,000,000 shares of Common Stock.

During the nine months ended June 30, 1998, 100 shares of Series C Preferred Stock with a recorded value of $100,000 were exchanged for 166,667 shares of Series F Preferred Stock.

During the nine months ended June 30, 1998, 100,647 shares of Common Stock were issued to employees in exchange for a reduction of accrued vacation totaling $59,136.

During the nine months ended June 30, 1998, 6,313 shares of Series A Preferred Stock, 449 shares of Series B Preferred Stock, 472.3 shares of Series C Preferred Stock, 23 shares of Series E Preferred Stock and 32,082 shares of Series F preferred Stock were issued as payment of accrued Preferred Stock dividends.

During the nine months ended June 30, 1998, 150,000 shares of Common Stock were issued to ADP Management as settlement of accrued liabilities totaling $75,000.

During the nine months ended June 30, 1998, 280 shares of Series E Preferred Stock were issued to satisfy accounts payable of $280,000.

During the nine months ended June 30, 1998, the Company recorded accretion of $341,737 and $416,828 related to the issuance of Series C and Series E Preferred Stock, respectively.

During the nine months ended June 30, 1997, 12,058 shares of Series B Preferred Stock with a recorded value of $178,837 were converted into 36,174 shares of Common Stock.

During the nine months ended June 30, 1997,15,240 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock were issued as payment of accrued Preferred Stock dividends.

During the nine months ended June 30, 1997, an employee exercised options to purchase 100,000 shares of Common Stock at $1.16 per share, for which the Company accepted payment in the form of a note receivable for $116,000.

During the nine months ended June 30, 1997, the Company recorded accretion of $748,550 related to the redemption of Series C Preferred Stock.










              The accompanying notes are an integral part of these condensed consolidated statements.

                      BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed
financial  statements  reflect  all  adjustments   (consisting  only  of  normal
recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, as amended.

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

At June 30, 1998, there were outstanding options and warrants to purchase 876,529 shares of Common Stock and there were 1,339,000 shares of Preferred Stock convertible into approximately 3,205,000 shares of Common Stock, neither of which are included in the computation of Diluted EPS because they would be anti-dilutive.

(4)      COMMON STOCK TRANSACTIONS

During the nine months ended June 30, 1998, the Company issued 973,000 shares of Common Stock for services rendered or to be rendered to the Company and recorded expense of $554,984 associated with those shares. Of this expense, $479,984 was initially deferred and will be recognized over the term of the related consulting agreements. The Company also has deferred consulting expense related to shares issued under consulting agreements entered into prior to September 30, 1997. These deferred amounts are being recognized over the terms of the agreements as services are provided. Total amortization of these deferred consulting expenses was $409,984 for the nine months ended June 30, 1998.

During the nine months ended June 30, 1998, accrued vacation payable to two officers totaling $58,539 was settled by issuing 100,007 shares of Common Stock valued at the market price on the date of issuance. In addition, accrued liabilities of $75,000 owed to ADP Management for office expenses and rent were settled by issuing 150,000 shares of Common Stock.

(5)      STOCK OPTIONS AND WARRANTS

As of December 16, 1997, the Company offered all holders of options and warrants a one-time opportunity to exercise their options or warrants, as the case may be, until February 28, 1998 at a price of $.50 per share. Option and warrant holders who declined to exercise their outstanding options or warrants prior to such date retained their options or warrants, without any change in the previously stated exercise terms and price. For the nine months ended June 30, 1998, as a result of this exchange offer, the Company recorded compensation expense of $449,490 related to options held by employees and directors. During the nine months ended June 30, 1998, option holders exercised their rights to purchase 412,606 shares of Common Stock at $0.50 per share and the Company received $206,303 in cash.

During the nine months ended June 30, 1998, warrants to purchase 147,059 shares of Common Stock expired. As a result, $544,773 was reclassified from the caption "Common Stock Warrants" to the caption "Additional Paid-in Capital."

(6)      RELATED-PARTY TRANSACTIONS

From March 5, 1997 through September 30, 1997, the Company made loans to Volu-Sol, Inc. (then a wholly owned subsidiary of the Company) totaling $390,500. These loans bear an annual interest rate of ten percent and are due on demand. Accrued but unpaid interest income on these loans totaled $4,602 as of June 30, 1998 and is included in interest receivable in the accompanying June 30, 1998 balance sheet.

During the nine months ended June 30, 1998, the Company entered into an investment banking arrangement with MK Financial, Inc., an entity owned by David
G. Derrick, the Company's former Chief Executive Officer and Chairman of the Board. Under this arrangement, the Company advanced $150,000 to MK Financial, Inc. for fees and commissions related to investment banking services to be performed. Subsequent to December 31, 1997, MK Financial, Inc. assisted the Company in raising additional capital through the issuance of Preferred Stock and the $150,000 advance was offset against the gross proceeds received by the Company.

During the quarter ended June 30, 1998, the Company made loans to James Dalton (a former Director of the Company) totaling $105,192 which remain outstanding. These loans bear an annual interest rate of seven percent and are due on demand. Accrued but unpaid interest income on these loans totaled $1,615 as of June 30, 1998.

During the quarter ended June 30, 1998, the Company made loans to Wilford W. Kirton (a shareholder of the Company) totaling $50,000 which remain outstanding. These loans bear an annual interest rate of ten percent and are due on demand. Accrued but unpaid interest income on these loans totaled $1,568 as of June 30, 1998.

(7)      CONSULTING AGREEMENTS

David Pomerantz

Effective October 1, 1997, the Company entered into a consulting agreement with David Pomerantz, whereby Mr. Pomerantz was issued a total of 180,000 shares of the Company's Common Stock in exchange for consulting services, consisting primarily of investor relations services, to be provided through September 30, 1998. The Company recorded consulting expense of $90,000 of which $22,500 is deferred as of June 30, 1998 and will be recognized over the remaining term of the consulting agreement.

Robert Pomerantz

On December 16, 1997, the Company entered into a consulting agreement with Robert Pomerantz, whereby Mr. Pomerantz was issued a total of 40,000 restricted shares of the Company's Common Stock in exchange for consulting services consisting primary of investor relation services, to be provided through December 31, 1998. The Company recorded consulting expenses of $20,000 of which $10,000 is deferred as of June 30, 1998 and will be recognized over the remaining term of the consulting agreement.

Christopher D. Illick

On December 16, 1997, the Company entered into a consulting agreement with Christopher D. Illick, Chairman of the board of directors of the Company, whereby Mr. Illick was issued a total of 150,000 shares of the Company's Common Stock in exchange for consulting services as a member of the Board of Directors, to be provided through December 31, 1998. The Company recorded consulting expense of $75,000 of which $37,500 is deferred as of June 30, 1998 and will be recognized over the remaining term of the consulting agreement.

(8)      PREFERRED STOCK TRANSACTIONS

During the nine months ended June 30, 1998, the Company accrued dividends on its outstanding Series A, Series B, Series C, Series E and Series F Preferred of $9,723 $0, $162,798, $23,120 and $19,854, respectively. Preferred Stock dividends are payable in either additional shares of Preferred Stock or in cash, at the option of the Company. During the nine months ended June 30, 1998, dividends on Preferred Stock were paid by issuing 6,317 shares of Series A Preferred, 449 shares of Series B Preferred, 162.8 shares of Series C Preferred,
23.1 shares of Series E Preferred and 33,090 shares of Series F Preferred.

In December 1997, the Board of Directors authorized the creation of a series of the Company's Preferred Stock designated as "Series E 8% Cumulative Convertible Non-Voting Preferred Stock" (the "Series E Preferred"), consisting of 30,000 shares of the authorized and unissued shares of the Company's Preferred Stock, $0.0001 par value per share. The holders of shares of Series E Preferred are entitled to receive an annual dividend from the Company's assets legally available therefor, prior and in preference to any declaration or payment of any dividend on the Common Stock of the Company, at the rate of $80.00 per share. Dividends will be paid either in cash or in additional shares of Series E Preferred at the discretion of the Board of Directors of the Company. Each share of Series E Preferred may be converted into the number of shares of the Company's Common Stock determined by dividing $1,000 plus any accrued and unpaid dividends by an amount equal to the Market Price of the Common Stock less 42%, subject to the Company's right of redemption. The holders of Series E Preferred are also entitled to certain rights and preferences upon liquidation. During the nine months ended June 30, 1998, 273.5 shares of Series E Preferred were sold for $273,500 in cash. In addition, 280.0 shares of Series E Preferred were issued to satisfy accounts payable of $280,000.

In December 1997, the Board of Directors authorized the creation of a series of the Company's Preferred Stock designated as "Series F 8% Cumulative Convertible Non-Voting Preferred Stock" (the "Series F Preferred"), consisting of 7,000,000 shares of the authorized and unissued shares of the Company's Preferred Stock, $0.0001 par value per share. The holders of shares of Series F Preferred are entitled to receive an annual dividend from the Company's assets legally available therefor, prior and in preference to any declaration or payment of any dividend on the Common Stock of the Company, at the rate of $0.048 per share. Dividends will be paid either in cash or in additional shares of Series F Preferred at the discretion of the Board of Directors of the Company. Each share of Series F Preferred may be converted into one share of the Company's Common Stock, subject to the Company's right of redemption. The holders of Series F Preferred also have certain preferences upon liquidation, subject to rights of senior series of Preferred Stock. During the nine months ended June 30, 1998, 1,000,000 shares of Series F Preferred were sold for $600,000 in cash. In addition, 166,667 shares of Series F Preferred were exchanged for 100 shares of Series C Preferred.

During the nine months ended June 30, 1998, the Company recorded accretion of $341,737 and $416,828 related to the issuance of Series C Preferred Stock and Series E Preferred Stock, respectively.

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

(11)     SUBSEQUENT EVENTS

Divestiture Related Matter

The Company established a record date and ex-dividend date for the divestiture of Volu-Sol, Inc. of March 5, 1997. Notwithstanding the Company's announcement of the record and ex-dividend date and the dissemination of an information statement containing disclosure of such record and ex-dividend date, Nasdaq erroneously announced an ex-dividend date of February 17, 1998. This has resulted in confusion on the part of some stockholders, brokerage houses and clearing houses who mistakenly believed they, or their clients, were entitled to receive Volu-Sol Common Stock, despite the fact that they were not holders of record as of the March 5, 1997 date announced by the Company. Pursuant to the agreement entered into by the Company and Volu-Sol at the time of the spin-off, Volu-Sol has agreed to issue an additional 3,115,436 shares of its common stock to cover the Nasdaq due bill date and shares issuable in connection with the conversion of Biomune Preferred Stock after March 5, 1997, all as part of the spin-off.

1998 Rockwood Transactions

In anticipation of a possible business transaction involving the acquisition of a controlling interest in Rockwood by the Company, the Company loaned Rockwood $350,000 during the quarter ended June 30, 1998 and subsequently loaned Rockwood an additional $450,000. These loans are payable upon demand and secured by certain assets of Rockwood, including its accounts receivable and inventory. The Company acquired 52% of Rockwood effective May 27, 1998. Under the terms of the purchase agreement, as amended, the Company paid $360,000 cash and agreed to issue 3,750,000 shares of convertibel preferred stock (subject to Rockwood generating $750,000 in the next 2 years).

PART I            ITEM 2

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

Results of Operations

Three Months Ended June 30, 1998 and 1997

         During the three months ended June 30, 1998, the Company had revenues of $1,372,751 compared to $103,804 for the comparable three month period ended June 30, 1997. The increase in sales is due to the Rockwood acquisition.

         Cost of sales were $753,591 for the three months ended June 30, 1998 compared to cost of sales of $51,906 for the same period in 1997. The overall gross margin for the quarter in 1998 was 45 percent of revenues, compared to 36 percent for the comparable quarter in 1997. The increase in gross margin is due to the the products that are sold by the Rockwood subsidiary.

         Management, consulting and research fees were $120,313 for the three months ended June 30, 1998, as compared to $523,310 for the three months ended June 30, 1997. General and administrative expenses decrease from $791,059 for the three months ended June 30, 1997 to $538,926 for the three months ended June 30, 1998. The decrease in management, consulting and research expenses is due to the Company's efforts to reduce overhead costs. The decrease in general and administrative expenses is due to a decrease in expenditures related to efforts to reduce overhead costs and a reduction in the number of employees.

         Interest income was $54,144 for the three months ended June 30, 1998 and resulted from the investment of the Company's cash proceeds from the sale of Series C Preferred Stock. Interest income is decreasing because the Company has less cash to invest in interest bearing accounts.

         The net loss applicable to common shares decreased from $1,451,103 for the three months ended June 30, 1997 to $122,104 for the three months ended June 30, 1998. The decrease in the net loss applicable to common shares was attributable to a decrease in Preferred Stock dividends and the accretion of a beneficial conversion feature, the decrease in management, consulting and research expenses, and a decrease in general and administrative expenses previously discussed.

         The decrease in the net loss per common share from $(0.67) for the period ended June 30, 1997 to $(0.02) for the period ended June 30, 1998 is due to a decrease in expenses, and an increase in the weighted average common shares outstanding of 3,338,646.

Nine months Ended June 30, 1998 and 1997

         During the nine months ended June 30, 1998, the Company had revenues of $1,443,520 compared to $305,137 for the comparable six month period ended June 30, 1997. The increase in sales is due to the Rockwood acquisition.

         Cost of sales were $793,029 for the nine months ended June 30, 1998 compared to cost of sales of $82,117 for the same period in 1997. The overall gross margin for 1998 was 45 percent of revenues, compared to 73 percent for the comparable quarter in 1997. The decrease in gross margin is due to the type of products the Rockwood subsidiary sells.

         Management, consulting and research fees were $782,687 for the nine months ended June 30, 1998, as compared to $1,897,141 for the nine months ended June 30, 1997. Research fees were $3,618 for the nine months ended June 30, 1998, compared to $242,283 for the nine months ended June 30, 1997. This decrease is due to the Company's decision to allocate its limited resources to development and commercialization of its nutraceutical products rather than continuing research and development of pharmaceuticals at historical levels at this time. General and administrative expenses decreased from $2,468,410 for the nine months ended June 30, 1997 to $1,847,349 for the nine months ended June 30, 1998. The decrease in both of these expenses is due to the Company's efforts to reduce overhead costs and a reduction in the number of employees.

         Interest income was $110,881 for the nine months ended June 30, 1998 and resulted from the investment of the Company's cash proceeds from the sale of Series C Preferred Stock. Interest income is decreasing because the Company has less cash to invest in interest bearing accounts.

         The net loss applicable to common shares decreased from $(2.57) for the nine months ended June 30, 1997 to $(0.39) for the nine months ended June 30, 1998. The decrease in the net loss applicable to common shares was attributable to a decrease in preferred stock dividends and the accretion of a beneficial conversion feature and the decrease in management, consulting and research expense and general and administrative expenses previously discussed.

         The decrease in the net loss per common share from $(2.57) for the period ended June 30, 1997 to $(0.39) for the period ended June 30, 1998 is due to a decrease in expenses, and an increase in the weighted average common shares outstanding of 3,141,420.

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

         As of June 30, 1998, the Company had cash and cash equivalents of $54,909 and working capital of $595,034 as compared to cash and cash equivalents of $1,585,099 and working capital of $925,166 as of September 30, 1997.

         During the nine months ended June 30, 1998, the Company's operating activities used $1,899,052 of cash, which had previously been provided by the issuance of shares of Preferred Stock. During the same period in the previous fiscal year, the Company's operating activities used $2,894,267 of cash, also principally provided by the raising of capital from the issuance of shares of Preferred Stock.

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

Year 2000 Issues

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. These programs and databases were developed and designed without considering the impact of the upcoming millennium. If not corrected, many computer systems may fail or create erroneous results at the turn of the century. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In addition to computer software, some machines and devices used by the Company and others may contain embedded technology that is not Year 2000 compliant, which could result in a malfunction or failure of such devices.

The Company is in the process of ensuring that its internal computer systems are Year 2000 compliant. The Company presently believes that with readily available modifications or upgrades to existing software and conversions to new software, any Year 2000 issues internally can be mitigated. The Company intends to use both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The Company intends to obtain certificates of compliance from the vendors of such software. Where possible, the Company will initiate formal communications with its significant suppliers and vendors to determine the extent to which the Company may be vulnerable to third parties' failure to remediate their own Year 2000 problems.

The Company relies on third parties to manufacture its products and to package, label and ship them to customers. If these third parties rely on computers, software or devices with embedded technologies which are not Year 2000 compliant, they may suffer failures, errors or delays in performing services for the Company. This would cause serious and perhaps material adverse effects on the Company, its results of operations and financial condition.

The Company is not presently aware of any Year 2000 issues that have been encountered by any such third party which could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operating difficulties as a result of Year 2000 issues, either arising out of internal operations or caused by third-party service providers, which individually or collectively could have an adverse effect on business operations or require the Company to incur unanticipated costs to remedy any problems. The Company has not yet determined the cost of completing its investigation and any modification or remediation that may be required to correct Year 2000 issues in its operations.

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

ITEM 5 - OTHER INFORMATION

Stockholder Proposals for 1999 Annual Meeting

Shareholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Shareholders must be received by the Secretary of the Company at the principal offices of the Company no later than December 31, 1998.

In addition, in accordance with recent amendments to Rules 14a-4, 14a-5 and 14a-8 under the Exchange Act, written notice of shareholder proposals submitted outside the procedures of Rule 14a-8 for consideration at the 1999 Annual Meeting of Shareholders must be received by the Company on or before April 15, 1999 in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement and management proxy card will be granted discretionary authority with respect to any shareholder proposal with respect to which the Company does not receive timely notice. ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           27  Financial Data Schedule

                  (b)      Reports on Form 8-K


On June 19, 1998, the Company filed a current report on Form 8-k to report its agreement to purchase 52% of Rockwood, a change in the Company's auditors, and a change of management. This report was amended by a subsequent Current Report on form 8-K/A on June 29, 1998.

                          SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          BIOMUNE SYSTEMS, INC.
                          (Registrant)



Date: August 19, 1998     /s/ Michael G. Acton
                          --------------------
                          Michael G. Acton, Chief Executive Officer
                          (Principal Executive Officer and Principal Accounting
                          Officer)