Form 10-Q/A
period 1998-08-19
BIOMUNE SYSTEMS INC
filed 1998-08-27
CIK 714634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
                                 (Amendment No. 1)

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

                                TABLE OF CONTENTS


                                                                      Page No.

PART I.           FINANCIAL INFORMATION

1.       Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of
  June 30, 1998 and September 30, 1997                                       3

Unaudited Condensed Consolidated Statements of Operations for
  the three and nine months ended June 30, 1998 and 1997                     4

Unaudited Condensed Consolidated Statements of Cash Flows for
  the nine months ended June 30, 1998 and 1997                               5

Notes to Unaudited Condensed Consolidated Financial Statements               7

2.       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 13

PART II.          OTHER INFORMATION                                          18

PART I                     ITEM 1 - FINANCIAL STATEMENTS

                      BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS

                                                                                                         June 30,      September 30,
                                                                                                           1998             1997
                                                                                                      -------------    -------------
Current assets:
  Cash and cash equivalents                                                                            $     54,909    $  1,585,099
  Interest receivable                                                                                        28,593              --
  Accounts receivable, net                                                                                  591,755          40,258
  Inventories                                                                                               713,397         342,768
  Amounts due from related parties, net                                                                     333,744         266,525
  Receivable from Volu-Sol, Inc.                                                                            276,140              --
  Other current assets                                                                                       79,520              --
  Net current assets of discontinued operations                                                                  --          79,029
                                                                                                       ------------    ------------

       Total current assets                                                                               2,078,058       2,313,679

Property and equipment, net                                                                                  77,400          96,041
Other assets, net                                                                                            41,146          39,334
Long-term assets of discontinued operations                                                                      --         283,444
Goodwill, net                                                                                               979,966              --
Long-term note receivable from related party                                                                500,000              --

                                                                                                       ------------    ------------
       Total assets                                                                                    $  3,676,570    $  2,732,498
                                                                                                       ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                                         June 30,      September 30,
                                                                                                           1998            1997
                                                                                                       ------------    ------------
Current liabilities:
  Cash overdraft                                                                                       $    144,636    $         --
  Accounts payable                                                                                          460,923         759,915
  Preferred Stock dividends payable                                                                              --         337,766
  Accrued liabilities                                                                                       257,324         290,832
  Loan payable                                                                                              620,141              --

                                                                                                       ------------    ------------
      Total current liabilities                                                                        $  1,483,024    $  1,388,513
                                                                                                       ------------    ------------

Shareholders' equity:
  Convertible Preferred Stock:
    Series A, 38,474 and 34,802 shares outstanding (liquidation preference
       of $244,525 and $217,513), respectively                                                              190,429         168,583
    Series B, 449 and 0 shares outstanding (liquidation preference of
       $8,419 and $0), respectively                                                                           6,740              --
    Series C, 1,719 and 1,683 shares outstanding (liquidation preference
       of $21,280 and $2,238,390), respectively                                                              21,964       2,309,838
    Series E, 565 and 0 shares outstanding (liquidation preference of
       $765,575 and $0), respectively                                                                     1,003,998              --
    Series F, 1,176,749 and 0 shares outstanding (liquidation preference of
       $718,049 and $0), respectively                                                                       668,699              --
  Common Stock, 10,410,890 and 3,238,813 shares outstanding, respectively                                     1,041             324
  Additional paid-in capital                                                                             38,483,888      33,633,608
  Accumulated deficit                                                                                   (38,396,521)    (35,480,749)
  Common stock warrants                                                                                     338,500         883,273
  Deferred consulting expense                                                                               (70,000)        (69,500)
  Stock subscriptions receivable                                                                            (55,192)       (101,392)
                                                                                                       ------------    ------------
       Total shareholders' equity                                                                         2,193,546       1,343,985
                                                                                                       ------------    ------------
       Total liabilities and shareholders' equity                                                      $  3,676,570    $  2,732,498
                                                                                                       ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                For the Three                 For the Nine
                                                                                Months Ended                  Months Ended
                                                                                  June 30,                      June 30,
                                                                     -----------------------------     -----------------------------
                                                                         1998              1997             1998            1997
                                                                         ----              ----             ----            ----
REVENUES                                                             $ 1,372,751      $   103,804      $ 1,443,520      $   305,137

OPERATING EXPENSES:
  Cost of revenues                                                       753,591           51,906          793,029           82,117
  Management, consulting and research fees                               120,313          523,310          782,687        1,897,141
  Other general and administrative                                       538,926          791,059        1,847,389        2,468,410
  Amortization of goodwill                                               101,638               --          101,638               --
                                                                     ------------     ------------     ------------     ------------
         Total operating expenses                                      1,514,468        1,366,275        3,524,743        4,447,668
                                                                     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                                                    (141,717)      (1,262,471)      (2,081,223)      (4,142,531)

OTHER INCOME (EXPENSE):
  Interest income, net                                                    54,144           55,821          110,881          201,306
  Other, net                                                                  --               --               --               --
                                                                     ------------     ------------     ------------     ------------
         Total other income, net                                          54,144           55,821          110,881          201,306
                                                                     ------------     ------------     ------------     ------------

NET LOSS FROM CONTINUING  OPERATIONS                                     (87,573)      (1,206,650)      (1,970,342)      (3,941,225)
Gain on disposal of discontinued  Volu-Sol, Inc.                              --               --           28,027               --
Loss from operations of discontinued Volu-Sol, Inc.                           --         (140,558)              --         (435,496)
                                                                     ------------     ------------     ------------     ------------

NET LOSS                                                                 (87,573)      (1,347,208)      (1,942,315)      (4,376,721)
Preferred  Stock  dividends and accretion of beneficial
conversion  feature                                                     (204,303)        (103,895)        (973,455)      (1,043,198)

                                                                     ------------     ------------     ------------     ------------
NET LOSS APPLICABLE TO COMMON SHARES                                 $  (291,876)     $(1,451,103)     $(2,915,770)     $(5,419,919)
                                                                     ------------     ------------     ------------     ------------

NET INCOME  (LOSS) PER COMMON  SHARE (basic and  diluted)
Continuing  operations                                               $     (0.05)     $     (0.60)     $     (0.57)     $     (2.36)
Discontinued operations                                              $        --      $     (0.07)     $       .01      $     (0.21)
                                                                     ------------     ------------     ------------     ------------
Net loss per common share                                            $     (0.05)     $     (0.67)     $     (0.56)     $     (2.57)
                                                                     ============     ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             5,491,560        2,152,914        5,253,475        2,112,055
                                                                     ============     ============     ============     ============



  The accompanying notes are an integral part of these condensed consolidated statements.

                      BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                  For the Nine Months Ended June 30,
                                                                                                          1998               1997
                                                                                                    -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                            $ (1,942,316)      $ (4,376,721)
    Adjustments to reconcile net loss to net cash used in operating  activities:
      Interest income imputed on note receivable                                                         (66,479)                --
      Gain on disposal of Volu-Sol,  Inc.                                                                (28,027)                --
      Depreciation and amortization                                                                       83,355            134,897
      Issuance of stock,  options and  warrants  for services                                            561,526            608,800
      Amortization of deferred consulting expense                                                        447,084          1,121,165
      Cancellation of stock issued to consultants                                                        (50,000)                --
      Reduction in related-party note receivable                                                          24,671                 --
Changes in assets and liabilities:
        Accounts receivable, net                                                                          31,431                 --
        Other current assets                                                                              40,983           (148,578)
        Inventories                                                                                       68,834            (10,546)
        Other assets                                                                                      (7,071)                49
        Cash overdraft                                                                                    (6,869)                --
        Accounts payable and accrued liabilities                                                      (1,199,091)          (139,333)
        Unearned revenue                                                                                      --            (84,000)
                                                                                                    -------------      -------------
Net  cash  used  in  operating activities                                                             (2,041,969)        (2,894,267)
                                                                                                    -------------      -------------

CASH  FLOWS  FROM  INVESTING ACTIVITIES:
   Distribution of Volu-Sol, Inc. cash                                                                  (337,691)
   Purchase of property and equipment                                                                     (3,721)           (38,721)
   Net (advances to) repayments  from related  parties                                                  (804,644)          (537,613)
   Increase in goodwill                                                                                  (83,000)                --
                                                                                                    -------------      -------------
Net cash used in investing activities                                                                 (1,229,056)          (576,334)
                                                                                                    -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable                                                                             427,141                  --
  Proceeds from issuance of common stock                                                                206,303                  --
  Payments received on notes receivable from stock sales                                                 46,200                  --
  Proceeds  from issuance of Series C and D preferred  stock and  warrants                                   --           3,500,000
  Proceeds from issuance of Series E and Series F preferred stock                                       873,500                  --
  Offering costs for Series E and Series F  preferred  stock                                           (150,000)                 --
  Proceeds  from  issuance of warrants                                                                       --             123,750
  Redemption  of Series C preferred  stock                                                                   --          (2,000,000)
                                                                                                    ------------       -------------
Net cash provided by financing activities                                                             1,403,144           1,623,750
                                                                                                    ------------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (1,867,881)         (1,846,851)
                                                                                                    ------------       -------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                                  1,922,790           4,192,868
                                                                                                    ------------       -------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                                      $    54,909        $  2,346,017
                                                                                                    ============       =============

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

During  the nine  months  ended  June 30,  1998,  1,800,000  shares  of Series C
Preferred Stock with a recorded value of $2,688,864 were converted into 5,000,000 shares of Common Stock.

During the nine months ended June 30, 1998, 100 shares of Series C Preferred Stock with a recorded value of $100,000 were exchanged for 166,667 shares of Series F Preferred Stock.

During the nine months ended June 30, 1998, 100,647 shares of Common Stock were issued to employees in exchange for a reduction of accrued vacation totaling $59,136.

During the nine months ended June 30, 1998, 6,318 shares of Series A Preferred Stock, 449 shares of Series B Preferred Stock, 472.3 shares of Series C Preferred Stock, 23 shares of Series E Preferred Stock and 32,082 shares of Series F preferred Stock were issued as payment of accrued Preferred Stock dividends.

During the nine months ended June 30, 1998, 150,000 shares of Common Stock were issued to ADP Management as settlement of accrued liabilities totaling $75,000.

During the nine months ended June 30, 1998, 280 shares of Series E Preferred Stock were issued to satisfy accounts payable of $280,000.

During the nine months ended June 30, 1998, 50,000 shares of Series E Preferred Stock and 100,000 shares of Series F Preferred Stock with a recorded value of $50,000 and $60,000, respectively, were issued in exchange for consulting services provided.

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

On April 1, 1998, the Company purchased 52% of the outstanding common stock of Rockwood Companies, LLC (Rockwood) in a purchase transaction. The Company recorded net assets from the acquisition as follows:

Accounts receivable                      582,928
Inventory                                439,463
Prepaids and other                       120,503
Property and equipment, net                9,946
Goodwill                                 832,754
Cash overdraft                          (151,505)
Accounts payable                        (768,163)
Accrued expenses                        (507,926)
Notes payable                           (193,000)
                                        ---------
Net Investment                                --
                                        =========

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

During the nine months ended June 30, 1998, the Company issued 50,000 shares of Series E Preferred Stock and 100,000 shares of Series F Preferred Stock with a recorded value of $50,000 and $60,000, respectively, for consulting services related to the Rockwood transaction.

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

(9)      1997 ROCKWOOD TRANSACTION

On July 9, 1997, the Company entered into an agreement by which it purchased an option to acquire all of the issued and outstanding shares of the capital stock of Rockwood Investments, Inc. ("Rockwood"), a California corporation (the "Agreement") for $5,960,000. Of this purchase price $460,000 was to be paid from Rockwood operating profits for the period October 1997 through January 1998. The Company also agreed to make nonrefundable quarterly option payments of $105,000 during the term of the Agreement which would be credited against the purchase price if the acquisition were consummated. The Company had the right to terminate the Agreement at any time.

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

The Company withdrew from the transaction and terminated the Agreement in January 1998. (See Note 11.)

(10)     RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 fiscal quarter financial statements quarter to conform with current quarter presentation.

(11)     TRANSACTIONS

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

1998 Rockwood Transactions

The Company loaned Rockwood $500,000 during the quarter ended June 30, 1998 and subsequently loaned Rockwood an additional $450,000. These loans are payable upon demand and secured by certain assets of Rockwood, including its accounts receivable and inventory. In May 1998, the Company acquired 52% of Rockwood for $360,000 cash and 3,750,000 shares of Preferred stock of the Company, provided Rockwood has profits of $750,000 in the next two years. The Company also agreed to loan Cypress Springs LLC (the owner of the remaining 48% member interest in Rockwood), a California limited liability company owned by Ritter and, up to $2,000,000 (including amounts previously loand Rockwood, as indicated above).

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

         Cost of sales were $753,591 for the three months ended June 30, 1998 compared to cost of sales of $51,906 for the same period in 1997. The overall gross margin for the quarter in 1998 was 45 percent of revenues, compared to 50 percent for the comparable quarter in 1997. The decrease in gross margin is due to the the products that are sold by the Rockwood subsidiary.

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

         The net loss applicable to common shares decreased from $1,451,103 for the three months ended June 30, 1997 to $380,945 for the three months ended June 30, 1998. The decrease in the net loss applicable to common shares was attributable to a decrease in Preferred Stock dividends and the accretion of a beneficial conversion feature, the decrease in management, consulting and research expenses, and a decrease in general and administrative expenses previously discussed.

         The decrease in the net loss per common share from $(0.67) for the period ended June 30, 1997 to $(0.07) for the period ended June 30, 1998 is due to a decrease in expenses, an increase in revenue and gross margin, and an increase in the weighted average common shares outstanding of 3,338,646.

Nine months Ended June 30, 1998 and 1997

         During the nine months ended June 30, 1998, the Company had revenues of $1,443,520 compared to $305,137 for the comparable six month period ended June 30, 1997. The increase in sales is due to the Rockwood acquisition.

         Cost of sales were $793,029 for the nine months ended June 30, 1998 compared to cost of sales of $82,117 for the same period in 1997. The overall gross margin for 1998 was 45 percent of revenues, compared to 73 percent for the comparable quarter in 1997. The decrease in gross margin is due to the type of products the Rockwood subsidiary sells compared to the products sold by the Company in the early months of the 1997 fiscal year.

          Management, consulting and research fees were $782,687 for the nine months ended June 30, 1998, as compared to $1,897,141 for the nine months ended June 30, 1997. Research fees were $3,618 for the nine months ended June 30, 1998, compared to $242,283 for the nine months ended June 30, 1997. Such research fees are included in management, consulting and research fees on the Statement of Operations. This decrease is due to the Company's decision to allocate its limited resources to development and commercialization of its nutraceutical products rather than continuing research and development of pharmaceuticals at historical levels at this time. General and administrative expenses decreased from $2,468,410 for the nine months ended June 30, 1997 to $1,847,389 for the nine months ended June 30, 1998. The decrease in both of these expenses is due to the Company's efforts to reduce overhead costs and a reduction in the number of employees.

         Interest income was $110,881 for the nine months ended June 30, 1998 and resulted from the investment of the Company's cash proceeds from the sale of Series C Preferred Stock. Interest income is decreasing because the Company has less cash to invest in interest bearing accounts.

         The net loss applicable to common shares decreased from $(2.57) for the nine months ended June 30, 1997 to $(0.59) for the nine months ended June 30, 1998. The decrease in the net loss applicable to common shares was attributable to an increase in revenues, a decrease in preferred stock dividends and the accretion of a beneficial conversion feature and the decrease in management, consulting and research expense and general and administrative expenses previously discussed.

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

         During the nine months ended June 30, 1998, the Company's operating activities used $2,041,969 of cash, which had previously been provided by the issuance of shares of Preferred Stock. During the same period in the previous fiscal year, the Company's operating activities used $2,894,267 of cash, also principally provided by the raising of capital from the issuance of shares of Preferred Stock.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27  Financial Data Schedule

         (b)      Reports on Form 8-K


         On June 19, 1998, the Company filed a current report on Form 8-k to report its agreement to purchase 52% of Rockwood, a change in the Company's auditors, and a change of management. This report was amended by a subsequent Current Report on form 8-K/A on June 29, 1998 and August 18, 1998.

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