Form 10-K
period 1998-09-30
BIOMUNE SYSTEMS INC
filed 1999-01-13
CIK 714634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark one)

 [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998, or

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

The aggregate market value of common stock held by non-affiliates of the registrant was $1,878,212, based on a closing price of $2.00 per share on January 4, 1999. The number of shares outstanding of the registrant's common stock as of January 4, 1999 was 1,316,662. On November 10, 1997, and December 31, 1998, the registrant declared a one-for-ten reverse stock split of its common stock, in each instance reducing the number of issued and outstanding shares of stock by a factor of 10. Outstanding common stock data in this report have been adjusted to reflect these reverse stock splits.

Indicateby check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                              BIOMUNE SYSTEMS, INC.

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     Part I

                                                                                                        Page

Item  1.  Business.........................................................................................3
Item  2.  Properties......................................................................................11
Item  3.  Legal Proceedings...............................................................................12
Item  4.  Submission of Matters to a Vote of Security Holders............................................N/A

                                     Part II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters...........................13
Item  6.  Selected Financial Data.........................................................................15
Item  7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................................................16
Item  8.  Financial Statements and Supplementary Data.....................................................28
Item  9.  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.......................................................................29

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant..............................................29
Item 11.  Executive Compensation..........................................................................32
Item 12.  Security Ownership of Certain Beneficial Owners and Management..................................39
Item 13.  Certain Relationships and Related Transactions..................................................41

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................42

                                       -2-

                                     PART I

ITEM 1.  BUSINESS

Introduction

         Biomune Systems, Inc., a Nevada corporation ("Biomune" or the "Company"), with its wholly owned subsidiary, Optim Nutrition, Inc., a Utah corporation ("Optim") and majority owned subsidiary, Rockwood Companies, LLC, a California limited liability company ("Rockwood"), is engaged in the research, development, distribution and sale of biologic pharmaceutical products, nutraceutical and medical food products and supplements, and health and beauty aids. Certain of these products have been developed by the Company and incorporate a patented whey protein technology (the "Technology," sometimes referred to as "BWPT" or "ProMune(TM)"), which is designed to provide or increase protective immunities from and immune response to disease and to provide nutritional supplementation. Nutraceutical products are food supplements that are derived from a food base and marketed as a beneficial source of nutrients to promote good health. Among other things, the Company believes that ProMune may be utilized to develop products to treat various gastrointestinal and infectious diseases and that products derived from the Technology may help increase the body's immune response. The Company also believes that certain products derived from the Technology provide important nutritional supplementation for persons who are nutritionally deprived or immune stressed or compromised.

         In years prior to 1998, the Company invested significant sums in the research and development of the Technology and related products. These efforts were funded almost entirely and independently by the Company, primarily through the sale of its securities. In fiscal year 1997, the Company scaled back its pharmaceutical product development effort, due primarily to limited capital. In addition, the Company determined to focus its resources on the development and marketing of nutraceutical products. Future research and development, if any, in pharmaceutical products will require funding from joint venture partners, strategic alliances, private or governmental grants or other third-party funding sources. There can be no assurance that such sources will be available to the Company or that the terms on which such funding may be offered in the future will be favorable. Absent such third-party involvement, the Company anticipates that it will continue to severely curtail research and development involving existing or potential pharmaceutical product candidates based on the Technology, and may postpone such efforts until third party participation becomes available.

         As a result of its increased emphasis on the nutrition market, in 1998 the Company acquired the exclusive rights to distribute and sell a line of sports and energy nutrition bars and a patented medical food bar created specifically for diabetics. These products are manufactured for the Company by contract manufacturers. The Company has been granted the exclusive world-wide marketing and distribution rights to these products, in return for the payment of royalties based on net sales of the products. The Company intends to acquire additional products under license or by purchase of product rights. The bars are sold to national and regional wholesale and retail chains under the names Mountain Lift(TM) and NiteBite(TM).

         During 1998, the Company also acquired a majority interest in Rockwood, a California company that sells health and beauty aids and related products to national and wholesale chains. Primary products of Rockwood include shampoos, lotions and conditioners, marketed under brand names Aroma Gardens(TM), Monterrey Naturals(TM) and Orchard Blends(TM).

         In 1998, the Company sold its rights in certain medical waste technologies consisting of a device for the sterilization and decontamination of medical devices and wastes, a bioremediation process to detoxify and degrade hazardous substances and) a device and process for the safe treatment of used medical stain. The technologies were purchased by Bioxide Corporation, a Utah corporation. In connection with the sale of these technologies, the Company also terminated a license previously granted to Bioxide's predecessor. Bioxide is owned or controlled by certain shareholders and former executive officers of the Company.

         The Company filed Investigational New Drug Applications ("IND") with the US Food and Drug Administration (the "FDA"), the government agency that regulates drugs for humans in the United States, on two
biologic   pharmaceutical   drug  candidates   developed  from  the  Technology:
BWPT-301(TM) (formerly known as Immuno-C), which the Company believes may prevent and/or treat cryptosporidiosis, a gastrointestinal disease caused by the cryptosporidium parvum microorganism that produces acute and severe diarrhea; and BWPT- 302(TM), which the Company believes to be useful in the treatment of infection by the life-threatening bacteria, Escherichia coli, strain 0157:H7.
This disease causes severe bloody diarrhea, and a hemolytic uremic syndrome associated with a high risk of permanent kidney damage, particularly in children.

         Data obtained from clinical trials and other studies involving whey protein concentrate (the "Base Product") and BWPT-301, suggest potential health-related nutritional benefits from the use of nutraceutical products developed utilizing the Technology. The Company has developed and is now marketing Optimune(TM). The principal market for this product is immune-compromised individuals who need nutritional supplementation for any number of reasons.

Products

         The Company's products include nutraceuticals, supplements and sports and nutrition bars, medical food bars and biologic pharmaceuticals. Beginning in 1997, the Company shifted its primary focus to the development, acquisition, marketing and sale of nutraceutical and functional food products.

Nutraceutical Activities

         Since 1997, the Company has concentrated its resources and business activity primarily on the development, distribution and sale of nutritional and nutraceutical products, including products based upon the results of and the information obtained from clinical trials and other studies involving the Base Product and BWPT-301. These data suggest potential health-related benefits may derive from the use of nutraceutical products using the Technology. Interest in nutraceutical applications of the Technology dates back to 1995, when the Company undertook an analysis of the nutraceutical market. Nutraceutical products are food-based nutritional supplements marketed as a beneficial source of nutrients to promote good health. Significant milestones in these development activities of the Company include the following:

         o October 1995, the Company incorporates Optim for the purpose of developing and marketing nutraceutical products. Optim has developed two nutraceutical products: Optimune, which is a nutritional dietary supplement marketed primarily to people who are HIV positive or have AIDS or other immune-compromised individuals, and Maximune, a nutritional dietary supplement similar in composition to Optimune, but manufactured in capsule form and marketed primarily to healthy people who desire weight maintenance or management assistance.

        o December 1995, a patent application is filed relating to a method for enhancing the immune system using the Technology and the Base Product. The patent application relates to an increase in CD4 cell count in immune-compromised individuals. The title of this patent application is "A Method for Enhancing the Immune System using Immunologically-Active Bovine Whey Protein Concentrate." The authors of the patent are Frank A. Eldredge, Ph.D., formerly the Company's Executive Vice President -- New Product Development, David O. Lucas, Ph.D., a member of the Company's Scientific Advisory Board, and Craig D. Moffat, M.D., a consultant to the Company. The patent has been assigned to the Company.

        o May to June 1996, the Company completes a nutritional study monitored by Clinimetric Research Associates, a contract research organization. This study was conducted at St. Francis Memorial Hospital in San Francisco, California, and the East Bay AIDS Clinic in Berkeley, California. This pilot study was designed to examine the effects of two different doses of ProMune on wasting syndrome. Secondary objectives included examining effects of ProMune on Karnofsky Performance Score and quality of life as measured by HIV-Medical Outcome Study
                  (MOS). Patients were randomized to either 20g ProMune powder daily or 60g ProMune powder daily (20g, 3 times a day), mixed with cold food or beverage. The study period was 6 weeks after which patients could elect to continue for an additional 6 weeks. BCM was measured using bioelectrical impedance analysis.

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

        o October 1997, Dr. Kotler at St. Lukes-Roosevelt Hospital Center in New York completes a year-long metabolic study. Less rigorous studies are conducted in California, Florida, New York and Oklahoma. Study results from the Associates in Medical and Mental Health (the Oklahoma site) indicate a significant increase in body cell mass (muscle), body weight and quality of life after 8 weeks on ProMune. Body cell mass increased an average of 0.9kg (1.9 lbs.) an increase for 79% of study participants. These nutritional studies are designed to yield anecdotal and corroborating data of the previous studies and provide new data that may encourage broader exposure for Optimune. There is presently no timetable for completing studies at other sites. The results of this study will be publicly available at a future date in accordance with the protocols and guidelines governing such studies.

         The market for a weight gain, immune-enhancing nutrition supplement is very competitive and relatively difficult to penetrate, particularly given the limited financial resources presently available to the Company. The Company will continue to promote its products in these markets, while pursuing its new marketing plan of seeking broader applications of the Technology for products with general market appeal. The Company will also devote considerable resources to marketing the nutrition, sports and energy bars and medical food bars added to its product line in September, 1998.

         FDA approval is not required before marketing and selling nutraceutical products. However, in order to make broad and non-specific claims regarding the benefits of using a particular nutraceutical product, studies must be conducted to substantiate those claims. In addition, the Company's nutraceutical products must be appropriately labeled in accordance with the Dietary Supplement Health and Education Act of 1994 (the "Dietary Supplement Act"). At any time subsequent to commencement of marketing of a nutraceutical product, both the FDA and the United States Federal Trade Commission (the "FTC") have the right to review the accuracy of the product claims being made. Claims must be broadly made and may not be made with respect to diagnosis, treatment, cure, mitigation or prevention of a specific disease or illness.

Rockwood

         In April 1998, the Company acquired a controlling equity interest (52%) in Rockwood. The purchase price was approximately $360,000 cash, which had been paid and expensed by the Company to the minority member in a previous year, a commitment to issue 500,000 shares of preferred stock should certain benchmarks (in sales) be obtained, and covenants on the part of the Company to loan Rockwood or its affiliates approximately $1,500,000 over a one-year period. In 1997, the Company had entered into an agreement that it subsequently abandoned, to purchase 100%of Rockwood's predecessor. Rockwood distributes and sells health and beauty aids to wholesale and retail chains. Under the terms of the purchase agreement and related agreements, Rockwood has the right to redeem part of the Company's member interest if the Company fails to keep its covenants concerning the further loans to Rockwood. Among other things, Rockwood could reduce the Company's interest to approximately 20% of the total issued and outstanding member interests. As of the date of this Report, the Company has not advanced all of the funds required by the purchase agreement. Its ability to do so will depend in part on the Company's success in obtaining additional debt or equity financing and increasing sales of its products, for all of which there can be no assurance. See "Certain Relationships and Related Transactions."

Optim

         In September 1998, the Company acquired the exclusive worldwide marketing and distribution rights to the Mountain Lift sports and energy nutrition bars. The licensor of these rights is ML Industries of Encino, California.

Under the agreement, which has an initial term of 10 years and continues on a year-to-year basis thereafter, the Company pays ML Industries a royalty of 7% of net sales generated by the licensed products. The Mountain Lift product line includes four flavors, Peanut Crunch, Chocolate, Cappuccino Crunch and Berry Crunch. Each bar is formulated with all natural herbs to improve oxygen utilization, increase energy and reduce muscle fatigue. The bars provide a full supplement of ginseng and ginkgo biloba, together with 100% of the Recommended Daily Allowance of 12 essential vitamins and major antioxidants. The bars are low in fat and high in protein. "Inside Tracks" fitness magazine voted the Mountain Lift bar the "best tasting and most nutritious bar in the USA" in November 1997. The license agreement includes an option for the Company to acquire ML Industries.

         The distribution of the Mountain Lift bars introduces the Company to the total energy and nutrition bar market, estimated by industry publications to be more than $300,000,000 in 1998, with annual growth estimated at 40%. According to industry reports, distribution into grocery channels is growing at an even greater rate per year. Industry markets in which the Mountain Lift bars compete include Snacks/Candy ($60 billion per year), Healthy Snacks/Meal Replacements ($49 billion annually), Natural Foods ($6.9 billion annually), and Healthy Snacks, which include granola and grain-based snacks, fruit snacks, and nutrition bars ($3.8 billion per year).

         Also in September 1998, the Company entered into an agreement acquiring the exclusive worldwide distribution rights to a time-release glucose bar developed to prevent hypoglycemia (low blood sugar) in diabetics. This product, developed from research conducted at the Beth Israel Deaconess Medical Center, Harvard Medical School, in Boston, Massachusetts, is licensed to the Company by Medical Foods, Inc., a Delaware corporation. Under the agreement, the Company pays Medical Foods a 12% royalty on net sales of the patented product, which is marketed under the trade name NiteBite(TM). Minimum annual royalties of $150,000 are payable in 1999, with gradual increases annually thereafter through the 10-year term of the agreement. Both the Mountain Lift bars and the NiteBite bar are manufactured for the Company under contract by third parties.

         Hypoglycemia is a life-threatening low blood sugar condition experienced primarily by people with diabetes whose condition requires them to use insulin to regulate their blood sugar. It is estimated that this includes approximately 4.3 million of the 9.6 million diabetics in the United States (according to 1998 National Institutes of Health data). NiteBite brings the Company into the expanding "medical food" industry, with food products designed specifically to address medical conditions historically treated with drugs or medications. The industry may be more broadly described as the "functional foods" or "medical foods" industry and includes any food or food ingredient considered to provide medical or health benefits, including the prevention and treatment of disease. This industry segment overlaps both the pharmaceutical/drug industry and the nutritional/dietary supplement industry, in which the Company historically conducted its research, and represents a natural extension of the Company's product development efforts. A recent study conducted at the Joslin Diabetes Center in Boston reported that exercising diabetes patients were able to consume fewer kilocalories with the NiteBite medical food bar and experience less hyperglycemia with no greater incidence in hypoglycemia compared with the higher-kilocalorie standard snack regimen. The conclusion of the report on the study, published in "Diabetes Care," October 1998, stated, "[T]his medical food bar should be a reliable snack for subjects with diabetes who regularly engage in exercise. In this study, subjects using the snack containing ingredients with varying glycemic indices [NiteBite] consumed fewer kilocalories with less hyperglycemia and the same low rate of hypoglycemia compared with a higher-kilocalorie snack."

Biologic Pharmaceutical Activities

         Between 1994 and early 1997, the Company invested heavily in clinical and non-clinical development of pharmaceutical applications of the Technology. Toward the end of fiscal 1997, and continuing throughout fiscal year 1998, the Company shifted its business focus to completing the development and marketing of nutraceutical products. The emphasis on nutraceutical products resulted in postponement of further pharmaceutical development until such time, if any, as funding from private or governmental grants, joint ventures or other third parties may become available to the Company.

         The key milestones of the Company's biologic pharmaceutical development activities include the following:

         o October 1994, the Company completes Phase I clinical trials on BWPT-301, resulting in the establishment of a safety profile in healthy humans within certain dose range parameters.

         o November 1994, the Company reports the results of Company-sponsored animal studies conducted by Dr. Joseph A. Smith, Jr. and Dr. Mitchell S. Steiner at Vanderbilt University showing the efficacy of drug candidates derived from the Technology in reducing the growth rate of prostate cancer tumors by 11%. Based on data from a separate study, which discovered an over-production of an immune suppressing agent in the presence of prostate cancer cells, Vanderbilt University researchers selected the Technology to test the theory that an immuno-modulating agent (such as the Base Product) may counteract the immuno-suppression caused by cancer cells and thus act to control, reduce and/or eliminate the tumor. Dr. Smith continues to study the possible effects of the Base Product against renal carcinoma cell tumors extracted from humans and inducted into mice. No study data or results from this on-going study have yet been released.

         o May 1995, the Company reports the results of an in vivo study on rats conducted by Dr. Steiner at Vanderbilt University. This follow up study confirmed the data derived from an earlier study conducted at Vanderbilt University and demonstrated that there was a retardant effect on the growth of prostate tumor cells in rats previously injected with such cells.

         o October 1995, a pediatrics protocol is submitted to the FDA for the treatment of six pediatrics patients with advanced
                  AIDS and chronic cryptosporidiosis. There is presently no time-table for commencing this study, and there can be no assurance that the Company will ever commence clinical studies under this research protocol.

         o December 1995, the Company files an IND with the FDA in connection with the development of BWPT-302. The Company has concluded adult Phase I clinical trials. This second IND focuses on certain strains of Escherichia coli. In 1996, this IND was expanded to include strains of entero adherent Escherichia coli. The Company has completed the administration of BWPT-302 to healthy individuals in Phase I dose tolerance trials. Through those dose tolerance trials, the Company gained a general understanding of how well various doses of BWPT-302(TM) are tolerated. There is presently no timetable for continuing studies associated with this IND.

         o January 1996 to December 1996, Dr. Frederick Clayton at the Regional Veterans Administration Hospital in Salt Lake City, Utah conducts indirect immuno-fluorescence testing of the Base Product on various pathogenic enteric microorganisms. Preliminary results from that research indicated a possible immuno-reaction against several gastrointestinal tract pathogenic bacteria. There is presently no timetable for continuing research in these areas.

         o March 1996, the Company announces the results from an open-label, dose escalating Phase II study of the tolerance, safety and efficacy of BWPT-301 in the treatment of cryptosporidiosis in individuals with AIDS. That study was conducted with six adult AIDS patients over a 10-day period at St. Luke's-Roosevelt Hospital Center in New York City, New York by Dr. Donald P. Kotler. The resulting data will be utilized to design and conduct additional Phase II dose-ranging studies on BWPT-301, at such time as the funding for such studies becomes available to the Company.

         o June 1996, the FDA approves an Emergency IND (No. 6679) for the treatment of one pediatric patient with advanced AIDS and cryptosporidiosis. The patient was treated according to the Company's pediatrics protocol, which allows for 90 days of dosing with the Base Product at a maximum dose of 3.0 g/kg/day. The patient was treated under the care of Dr. Margarita Silio, who is affiliated with Dr. Russell Van Dyke, head of the pediatric AIDS section at Tulane University and Louisiana State University. The patient, a 12 year old girl with advanced AIDS, had cryptosporidiosis for several months before beginning the study and was experiencing diarrhea in excess of 1,000 g/day at the commencement of the study. After 65 days of treatment at a dose of 2 g/kg/day, the study investigator reported that the girl's weight had increased 18%, to 59.6 lbs, with marked clinical improvement. By the end of the study in September 1996, the patient's diarrhea had improved dramatically.

The Technology

         The  Technology is a patented  process of filtering  specific  proteins from bovine whey, a by-product of cheese production, to produce the Base Product. The Company uses the Base Product to formulate its drug and product candidates. The Technology was developed based on numerous pre-clinical studies that indicate that a mother's colostrum provides a mechanism for her infants to receive passive immunity. Colostrum contains thousands of immune enhancing proteins known as immunoglobulins (or antibodies). The Company believes that when antibodies from whey are concentrated, the beneficial effects of those antibodies duplicate the effects of colostrum. Antibodies are found in cows' milk (in addition to colostrom) and can be extracted from ordinary whey. Biomune's Technology utilizes a filtration process that produces high concentrations of antibodies, as well as protein and other molecules that may be beneficial in the treatment of infectious diseases. The Company has the exclusive right and license granted by Protein Technology, Inc. ("PTI"), to utilize the Technology solely for human applications in the United States, Canada, Kenya, Ivory Coast, Zimbabwe, Ghana and Nigeria and in the territories and possessions of these countries.

         The Technology differs significantly from competing technologies, such as hyper-immunization and colostrum-based or colostrum-like technologies.
Hyper-immunization involves the injection or other exposure of a cow to a particular disease and the extraction from the cow's milk or colostrum of antibodies that are produced by the cow. The Company believes its process of filtering and concentrating bovine whey represents a new and more effective and economical approach in the development of pharmaceuticals for the treatment and/or prevention of certain diseases and in the development of nutraceutical products for the promotion of good health. The Technology utilizes readily available whole milk from cows that have not been hyper-immunized and achieves a higher degree of concentration of antibodies than hyper-immunization. Whole cow milk is more readily available than colostrum, which is produced by the cow for only a few days each year.

         Based on the results of Phase I and Phase II clinical trials that were conducted using the BWPT-301 pharmaceutical product candidate, the Company believes that BWPT-based products may successfully improve and promote gastrointestinal health, especially in people who are HIV positive or have AIDS, immune-compromised patients such as those undergoing high-dose antibiotic or chemotherapy treatment, and post-surgical and chronic care patients.

Other Pharmaceutical Applications

         Until such time as there are funds available to the Company from joint venture partners or grants from government or other third party sources, of which there can be no assurance, the Company has ceased further direct research and pre-clinical or clinical development efforts. Future studies, if and when undertaken by the Company or on its behalf, will assess the feasibility of filing additional INDs, followed by clinical trials, in respect of potential drug candidates. It is anticipated that such drugs would utilize the Technology and be designed to treat illness caused by certain infectious bacteria (including, for example, H. pylori, C. difficile, C. jejuni, Y. enterocolitica and Staph. aureus) and certain non-infectious immunologically-based syndromes, diseases and conditions (including, for example, certain cancers, such as prostate cancer, arthritis, irritable bowel syndrome and acne). At this time, there can be no assurance that sufficient financial resources will be available when and in the amounts needed, or that the development efforts of the Company will be successful or that commercially viable pharmaceutical products incorporating the Company's Technology will ever be developed.

Technology License

     The Company has the exclusive right and license to utilize the Technology for marketing and selling pharmaceutical and nutraceutical products, solely for human applications, in the United States, Canada, Kenya, Ivory Coast, Zimbabwe, Ghana, Zambia, and Nigeria, and their possessions and territories. The license granted by PTI includes the rights under four United States patents, each of which relates to methodologies to produce large proteins (immunoglobulins) on a mass production basis. PTI has not represented or warranted the quality or coverage of any of those patents, and therefore the Company does not and cannot provide any assurance regarding PTI's rights therein. This license expires in

May 1999 and the Company is presently negotiating with PTI to extend the term of the license. The term of the license would be extended automatically through March 2006, if the Company generated annual gross revenues from the sale of products utilizing the Technology of not less than $2,000,000. However, this minimum sales target has not been achieved and, unless minimum sales are achieved in that amount or an extension of the license is agreed to by PTI prior to the expiration date, the Company may lose its exclusive rights or its ability to continue using the Technology.

         PTI also may terminate the license if the Company fails to observe or perform any of the covenants, terms, conditions or provisions of the agreement or if it breaches any representation or warranty and fails to cure the breach within 30 days after receipt of written notice thereof from PTI. Among other things, the License requires that the Company maintain certain levels of product liability insurance coverage. The Company presently does not maintain product liability insurance coverage in the amounts required by the license. The Company does, however, have product liability insurance in amounts that it believes are sufficient in light of its obligations under the license, present sales levels and its independent product liability exposure. Based on its current relationship with PTI, the Company does not believe that its technical failure to comply with the insurance coverage covenant of the license will result in termination of the license by PTI. In addition, the Company anticipates that it will provide the full amount of coverage required under the license when revenues justify such an expense. There can be no assurance, however, that PTI will not assert that the license has been breached in a material respect justifying termination, and seek to enforce its rights under the license. The license may also be terminated by PTI if the Company commences or has commenced against it any proceeding under applicable bankruptcy law, makes a general assignment for the benefit of its creditors, has a trustee or receiver appointed, suffers the attachment, execution or judicial seizure of substantially all of its assets, or becomes insolvent or liquidates or dissolves.

         The PTI license also provides that promptly following the issuance of authorization or approval by the FDA for sales of any pharmaceutical products covered by the license, the Company and PTI will negotiate in good faith for the grant of license rights for pharmaceutical products in other parts of the world. In addition, upon achieving nutraceutical product sales of $1,000,000 during any 12 month period, the Company and PTI will negotiate in good faith for the grant of license rights in other parts of the world.

         The Company is required to pay PTI royalties in the amount of 5% of gross receipts from the sale of all products covered by the license with respect to the first $3,500,000 of sales during each annual period and 7% of gross receipts with respect to all sales in excess of $3,500,000 during such annual period. Under the current agreement, if the license is extended past May 1999, the Company is required to pay PTI annual advances to be applied against royalties in the amount of $100,000 for the first year of such extension, and increasing by $10,000 each year thereafter. As of September 30, 1998, the Company had not paid any royalties to PTI under the License.

Manufacturing

         The Company does not own or operate any manufacturing facilities. It sources all of its products through third-party contract manufacturers. Outsourcing allows the Company to enhance production flexibility and capacity, leverage its working capital, transfer risk, and focus its energy and resources on marketing and sales, while substantially reducing capital requirements and avoiding the costs of managing a production workforce. The Company believes its contract manufacturers have the capacity to fulfill its planned production needs for at least the next 12 months. In addition, if arrangements with current manufacturers were not satisfactory, or if they were either unable or unwilling to continue production at rates satisfactory to the Company, the Company believes it could locate and qualify other contract manufacturers to meet its production needs. Contract manufacturers produce and package the Company's products in accordance with Standard Operating Procedures for GMP by the FDA. Raw materials are purchased from approved suppliers and inspected by the contract manufacturer as they are received into the production facilities. They are labeled to indicate source of supply, lot number and date of receipt, and samples are kept for a minimum of two years from the date received. The ingredients are mixed into batches under supervision of two quality assurance contract manufacturer employees to verify adherence to the Company's formulations and ensure taste consistency. The finished products are passed through metal detectors, weighed, wrapped, and date coded. After each production run, samples are analyzed to test the product for micro-impurities and to ensure accurate labeling.

         The Company orders all of its requirements for the Base Product from PTI, which purchases the product from a distributor in New Zealand. The Base Product used by the Company in connection with clinical trials of the Company's drug candidates must be manufactured in accordance with current FDA-established Good Manufacturing Practices ("GMP"). The FDA's GMP standards establish stringent practices and procedures that must be followed by a manufacturer in order to ensure the consistency of the product and minimize the possibility of product contamination or adulteration. Currently, all Base Product is manufactured in New Zealand. Based on initial inspections and follow-up visits of the New Zealand facilities by consultants engaged by the Company, the Company believes that those facilities are and will continue to be in full compliance with current GMP standards. The Company intends to file or have the manufacturer in New Zealand file, as may be appropriate, an Establishment License Application ("ELA"). The establishment license may be granted without inspection, but the facility is subject to inspection by the FDA at least once every two years.

Marketing

         The Company markets Optimune as a nutritional dietary supplement for people who are HIV positive or have AIDS and who are suffering from weight loss. It is also pursuing the marketing of Optimune or a similar nutraceutical product as a nutritional dietary supplement for people experiencing weight loss as a result of intensive antibiotic or chemotherapy treatment, as well as elderly persons experiencing weight loss problems.

         The Company markets its sports and energy nutrition bars as "nutrition for peak performance." The Mountain Lift bars have been voted the "best tasting and most nutritious bar" in the United States. The marketing efforts of the Company are designed to draw attention to the vitamin and antioxidant content of the bars and their effect on enhanced oxygen and increased energy for sports and outdoor enthusiasts. Current marketing and advertising is designed to increase consumer awareness of and demand for the products. The NiteBite medical food bar is marketed as a supplement for diabetes patients who must use insulin. It is the first medical food bar in the diabetes medical market.

         The Company's objective is to develop or acquire and distribute scientific products formulated on natural substances designed to enhance the body's mechanisms. The products of the Company are promoted as "natural products for a healthier world." The president of Optim, Randy Olshen, is experienced in sales and marketing of pharmaceuticals, clinical nutrition products, functional and medical foods. Prior to joining the Company in August 1998, Mr. Olshen developed and launched functional and medical foods for other nutrition companies, including the NiteBite bar. Mr. Olshen's services and those of other marketing and sales personnel, are provided under an agreement with Harrogate Marketing LLC, a Utah limited liability company owned by David G. Derrick a former officer and director of the Company.

Competition

         The Company's products compete in the medical food, nutrition and drug industries. At present, there are several companies, such as ImmuCell Corporation and GalaGen, Inc., that are involved in the research and development of drugs derived from colostrum and hyper-immunized cows. In addition, the Company faces competition from numerous pharmaceutical and other biopharmaceutical companies that are currently developing products, utilizing unrelated technologies, for the treatment or prevention of many of the diseases, infections and syndromes identified by the Company for application of its product candidates. Many of the Company's competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources, and experience than the Company.

         Two nutraceutical products are produced and distributed by the Ross Products Division of Abbott Laboratories - Ensure(R) and Advera(R). The Company believes that Ensure is currently marketed to the elderly and others as a nutritional supplement or meal replacement, while Advera is being marketed to individuals who are HIV positive or have AIDS, as a nutritional supplement or meal replacement and as a way to manage their weight. The Company believes that the Ross Products Division of Abbott Laboratories currently controls approximately 70% of the nutritional supplement and meal replacement markets. The Company is also subject to increasing competition from companies that market various powders and proteins for weight management and general health to otherwise healthy individuals.

         The Company's principal competitors in the nutrition bar market are PowerBar, ClifBar, Met-Rx, and Balance Bar. It believes its products are differentiated from other nutrition bars by their taste and, in the case of the medical food bar, the scientific and medical base of the product. However, these competitors are larger, enjoy greater market recognition and have greater financial resources than the Company allowing them to more widely promote and market their products.

Government Regulation

         The biopharmaceutical products and technologies owned by or licensed to the Company are heavily regulated by the FDA, the EPA and other regulatory authorities pursuant to applicable federal, state and local laws, rules and regulations. The manufacturing, packaging, labeling, advertising, distribution, and sale of the Company's nutrition and medical food bars are also subject to regulation by various government agencies, principally the FDA. The FDA regulates these products and activities pursuant to the Federal Food, Drug and Cosmetic Act and the Fair Packaging and Labeling Act, and regulations under these acts. The FDCA is intended, among other things, to ensure that foods are wholesome, safe to eat, and produced under sanitary conditions, and that food labeling is truthful and not deceptive. The FLPA provides requirements for the content and placement of information on consumer packages to ensure that labeling is useful and informative.

         The Company's products are generally regulated and classified as foods under the FDCA and are not subject to premarket approval by the FDA, unlike the drug candidates and biopharmaceutical products of the Company. However, food products are subject to comprehensive labeling and safety regulations of the FDA, the violation of which could result in product seizure and condemnation, injunction of business activities, or criminal or civil penalties. In addition, if the FDA determines, on the basis of labeling, promotional claims or marketing practices of the Company, that the promoted or intended use of any of the Company's products is for the diagnosis, cure, mitigation, treatment, or prevention of disease, it could regulate those products as drugs and require, among other things, premarket approval for safety and efficacy. The Company believes that it presently complies in all material respects with these rules and regulations. However, there can be no assurance that non-compliance, or the cost of future compliance with such laws or regulations will not have a material adverse effect on the Company's business, results of operations or financial condition.

         The Company's advertising is subject to regulation by the FTC pursuant to the Federal Trade Commission Act, which prohibits unfair or deceptive acts or practices, including the dissemination of false or misleading advertising. Violations of the FTCA may result in a cease and desist order, injunction, or civil or criminal penalties. The FTC monitors advertising and entertains inquiries and complaints from competing companies and consumers. It also reviews referrals from industry self-regulatory organizations.

Employees

         As of September 30, 1998, the Company had 3 full-time employees. Since September 1, 1998, the Company leases 7 full-time employees under a marketing agreement with Harrogate. The Harrogate employees staff the marketing and sales operations of Optim, and include its President, Randy Olshen. Under the agreement with Harrogate, the Company pays Harrogate a fee of 45% of gross revenues from the nutrition bar and medical food products marketed by Optim. Harrogate pays Mr. Olshen and the other employees and costs associated with its duties under the agreement. Harrogate also received options to purchase 308,000 shares of Biomune common stock at a price of $2.00 per share, which it may use as incentives and for compensation of its employees providing services to Optim. None of the Company's employees are subject to a collective bargaining agreement. See "Certain Relationships and Related Transactions."

ITEM 2.  PROPERTIES

     The corporate headquarters for Biomune and Optim are located at 2401 South Foothill Drive, Salt Lake City, Utah under a written lease agreement with Young Electric Sign Company, an unrelated third party (the "Lease Agreement"). That Lease Agreement expires on September 30, 1999. The Lease Agreement involves the lease for Biomune and Optim of approximately 3,500 square feet of office space (approximately 2,800 square feet of which is being utilized by Biomune and the approximately 700 remaining square feet of which are being utilized by Optim) and approximately 800 square feet of research space. The monthly rent for both Biomune's and Optim's space in 1998 was $7,875 per month in 1998 and increased to $8,268.75 per month in 1999. The Company believes that its current corporate headquarters is suitable for its needs for the foreseeable future up through and including the termination of the Lease Agreement on September 30, 1999, and is in good condition and repair. As of September 30, 1998, Biomune was utilizing approximately 90% of the approximately 2,800 square feet of office space and subletting the approximately 800 square feet of research space to Bioxide Corporation.

         In addition to the corporate headquarters, Optim leases approximately 3,800 square feet of warehouse space in West Valley City, Utah. Presently Optim uses approximately 75% of the warehouse space. The Company believes that those facilities will accommodate Optim's operations and projected growth for the foreseeable future. Rockwood occupies approximately 4,000 square feet in leased space in an office building in Los Angeles, California.

ITEM 3.  LEGAL PROCEEDINGS

         On October 12, 1995, a Proposed Class Action Complaint for Violations of the Federal Securities Laws was filed in the United States District Court for the District of Utah, Central Division, by Roman Sterlin (Civil No. 2:95CV-0944G). The Complaint, as subsequently amended, named as defendants, the Company, David G. Derrick (the Company's former Chief Executive Officer and Chairman of the Board), Aaron Gold (a director of the Company), Charles J. Quantz (a director of the Company), Jack D. Solomon (a founder of the Company and a member of the Company's Business Advisory Board), Genesis Investment Corporation (a shareholder of the Company) and The Institute for Social & Scientific Development, Inc. (a shareholder of the Company). The plaintiff has alleged violations by the defendants of Sections 10(b), 20(a) and 20(A)(a) of the Exchange Act, Rule 10 b-5 promulgated under the Exchange Act and general misappropriation of material non-public information. The Company and other defendants prevailed in a motion to dismiss the lawsuit based, among other grounds, on the expiration of applicable statutes of limitation. The plaintiff appealed the decision of the District Court to the United States Court of Appeals for the Tenth Circuit (No. 95-CV-944) in Denver, Colorado. On September 2, 1998, the Court of Appeals reversed the decision of the trial court and remanded the case for a determination by the trial court of whether the complaint had been timely filed in light of the decision of the appellate court. No date has been set for a rehearing in the trial court. The Company believes that the allegations made in the Complaint are wholly without merit and intends to vigorously oppose the claims of the plaintiff. However, there can be no assurance that the Company's defense will be successful. Until September 1998, the Company has paid the legal fees and related expenses associated with the defense of this action on behalf of the Company and the other named defendants.

         On September 29, 1998, Bryan Furtek filed a lawsuit in the Third Judicial District Court for Salt Lake County, Salt Lake Department, State of Utah (Civil No. 9890909809), naming the Company, Bioxide Corporation, David G. Derrick, Jack Solomon, Genesis Investment Corporation, and Biomed Patent Development as defendants. The plaintiff's claims allegedly arose out of his role in the development of certain waste disposal technologies. Those technologies were included in the property sold by the Company in 1998 to Bioxide Corporation. The defendants, including the Company, filed answers to the complaint, denying all of plaintiff's principal allegations and claims and asserting counterclaims against Mr. Furtek, including, among other things, unjust enrichment and a claim that Furtek misrepresented his authority and ability to patent the technology at the core of the litigation. The litigation is presently in the discovery phase. The Company believes Furtek's claims to be without merit and will vigorously defend itself in this action.

         By agreement with the Company, entered into September 1998, Harrogate has agreed to assume and pay all costs, including legal fees, of the Company in connection with both of these matters.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") SmallCap Market. The Company's common stock trades under the primary symbol "BIME" and was included on the Nasdaq SmallCap Market commencing April 6, 1994. Prior to that date, the common stock was traded in the over-the-counter market. The following table is based upon information available to the Company and sets forth the range of the high and low bid prices for the common stock for each full quarterly period within the two most recent fiscal years, based upon quotations on the Nasdaq SmallCap Market, (and giving effect to all stock splits occurring during such period or prior to the issuance of this Report):

                   Quarter Ended                       High(1)          Low(1)

         September 30, 1998                         $    4.06         $    4.00
         June 30, 1998                              $    9.38         $    8.75
         March 31, 1998                             $   10.16         $    9.38
         December 31, 1997                          $    8.13         $    6.56

         September 30, 1997                         $   43.80         $   37.50
         June 30, 1997                              $   50.00         $   46.90
         March 31, 1997                             $  131.30         $  118.80
         December 31, 1996                          $  146.90         $  121.90
---------------------

(1) The source of these high and low prices was the National Association of Securities Dealers, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These high and low prices are post-split prices, reflecting the 1-for-10 reverse stock split effective November 10, 1997 and the 1-for-10 reverse stock split effective December 31, 1998. The high and low prices listed have been rounded up to the next highest two decimal places.

         The market price of the common stock is subject to significant fluctuations in response to variations in the Company's quarterly operating results, general trends in the market for the Company's products and product candidates, and other factors, over many of which the Company has little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for the Company's common stock, regardless of the Company's actual or projected performance. On January 4, 1999, the closing price of the common stock as reported by Nasdaq was $2.00 per share.

         On January 4, 1999, there were approximately 1,204 holders of record of the Company's common stock and approximately 5,400 beneficial owners, including shares of common stock held in street name.

         The Company has never declared or paid cash dividends on its common stock and does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company currently anticipates that all of its cash will be retained for use in the operation and expansion of its business. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. Cash dividend payments to holders of common stock are subject to preferred dividend payments to the holders of the Company's preferred stock.

         As of January 4, 1999, the Company had the following series of preferred stock outstanding:

         o Series A 10% Cumulative Convertible Preferred Stock - 39,774 shares outstanding, convertible into 1,193 shares of common stock;

         o Series B 10% Cumulative Convertible Preferred Stock - 449 shares outstanding, convertible into 14 shares of common stock;

         o        Series E 8% Cumulative  Convertible Non-Voting Preferred Stock
                  - 322.68 shares outstanding, convertible into 278,173 shares of common stock, based on conversion feature of the lesser of 42% discount to market or $0.60 per share.

         o        Series F 8% Cumulative  Convertible Non-Voting Preferred Stock
                  - 1,318,749 shares outstanding. Subsequent to the end of the fiscal year covered by this report the holders of a majority of the issued and outstanding shares of Series F Preferred consented to an amendment of the designation of rights and preferences of the Series F Preferred whereby each share of Series F Preferred will be convertible to .3 of a share of common stock, however, not more than 250,000 shares of common stock may be issued in the aggregate in conversion of all shares of Series F Preferred unless stockholder approval is received for the issuance of more than 250,000 shares. Unconverted shares of Series F Preferred may be redeemed by the Company at a price of $.80 per share.

         o Series G 8% Non-Convertible, Non-Voting Preferred Stock. This stock is to be issued in connection with the Rockwood acquisition. 750,000 shares are authorized, of which 500,000 will be issued. The stock is entitled to annual dividends of 8% ($.80) per share, payable quarterly in additional shares of stock or cash, at the option of the Company, and a liquidation preference of $1.33 per share. It is not convertible into common stock and is therefore anti-dilutive.

         o Series J 10% Convertible, Non-Voting Preferred Stock - this series has been authorized by the board of directors, but the designation was not been filed with the State of Nevada until December 31, 1998. The series consists of 2,000 shares authorized, with a stated value of $1,000 per share. Holders are entitled to a dividend of $100 per share annually, payable quarterly in stock or cash at the option of the Company. Each share is convertible to shares of common stock calculated by dividing $1,000 by the market price of the Company's common stock on the date of conversion; subject to an aggregate of 250,000 shares of common stock, as with the Series F Preferred. As of September 30, 1998, the Company was obligated to issue a total of 1,135 shares of Series J Preferred following the acceptance of the designation by the state authorities.

Recent Sales of Unregistered Equity Securities

         The following information sets forth certain information for all securities the Company sold during the past three years without registration under the Securities Act.

         In September 1998, the Company issued restricted shares of its common stock and options to purchase restricted shares of common stock. A total of 32,910 shares of restricted stock were issued, primarily to satisfy outstanding payables of Rockwood and for services provided to the Company or its subsidiaries. The shares were issued at market value ($4.00) on the date of issue. In addition, the Company issued one vendor options to purchase 1,000 shares of common stock at a price of $7.50 per share. In each case, issuance of the securities was accomplished without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from the registration requirement afforded by Section 4(2) of the Securities Act that pertains to issuances not involving any public offering of securities. The certificates representing such shares, and the documents representing such options bear legends containing ordinary and customary terms and may not be resold except pursuant to registration under the Securities Act or pursuant to an available exemption from the registration requirement of the Securities Act.

         In September 1998, the Company accepted subscriptions in cash totaling $675,000 for purchase of shares of its Series J Preferred Stock. The purchasers of such shares were accredited investors as that term is defined under the Securities Act and the rules and regulations promulgated under such Act. These transactions were made pursuant to exemptions from the registration requirements of the Securities Act for sales of restricted securities to accredited investors.

         On August 1, 1997, the Company issued 1,000 shares of restricted common stock and options to purchase 2,500 shares of restricted common stock to three consultants for services provided to the Company. The shares of restricted common stock issued were valued at $37.50 per share, and the exercise price of the options is $37.50 per share, which price was the fair market value of the Company's common stock on the date of issuance of such securities, adjusted for intervening reverse stock splits. The issuance of such securities was accomplished without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from the registration requirement afforded by Section 4(2) of the Securities Act that pertains to issuances not involving any public offering of securities. The certificates representing such shares, and the documents representing such options bear legends containing ordinary and customary terms and may not be resold except pursuant to registration under the Securities Act or pursuant to an available exemption from the registration requirement of the Securities Act.

         In fiscal year 1996, the Company sold 5,000 shares of its Series C Preferred for $5 million in cash (or $1,000 per share). The Company received a total of $1.5 million in cash (less certain costs and expenses of the offering) as of September 30, 1996, and the $3.5 million balance was received by the Company in cash during fiscal year 1997. The Series C Preferred bears an 8% cumulative dividend payable annually either in cash or in additional shares of Series C Preferred, at the election of the Company's Board of Directors. In connection with the sale of the Series C Preferred, the Company paid a finder's fee of $500,000, or 10% of the gross offering amount from the subscription of the Series C Preferred, and certain costs and expenses related to the offering, including, but not limited to, legal fees, accounting fees and escrow fees. Subject to certain conversion limitations on the Series C Preferred as set forth in the Series C Preferred Designation of Rights and Preferences, each share of Series C Preferred was convertible into common stock. See "Market for Registrant's Common Equity and Related Stockholder Matters," subheading "Preferred Stock -- Series C Preferred." The Series C Preferred offering was made in reliance on Regulation D and Regulation S promulgated under the Securities Act.

         With respect to all of the foregoing offers and sales of restricted and unregistered securities by the Company, the Company relied on the provisions of Sections 3(b) and 4(2) of the Securities Act and rules and regulations promulgated thereunder, including, but not limited to Rules 505 and 506 of Regulation D, in that such transactions did not involve any public offering of securities and were exempt from registration under the Securities Act. The offer and sale of the securities in each instance was not made by any means of general solicitation, the securities were acquired by the investors without a view toward distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement that the securities would not be sold without registration under the Securities Act or pursuant to an applicable exemption from such registration.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial information presented below has been derived from the Company's consolidated audited financial statements for each of the fiscal years ended September 30, 1994, 1995, 1996, 1997 and 1998. This selected financial information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and the Company's consolidated financial statements forming a part of this Report. With respect to the information for the 1994 through 1997, the data are derived from consolidated financial statements audited by Arthur Andersen LLP. Information for the year ended September 30, 1998 is from consolidated financial statements audited by Tanner + Company.



       Consolidated Statement of                      As of and for the fiscal years ended September 30,
       Operations Data From                           --------------------------------------------------
       Continuing Operations:                     1994          1995         1996         1997          1998
       ----------------------------------  --------------------------------------------------------------------

       Revenues                            $          --  $         --  $     2,001  $   199,051  $  2,806,853
       Net loss from continuing operations $  (3,980,223) $ (3,005,188) $(5,020,398) $(7,348,281) $ (1,622,647)
       Net Loss per common share
          from continuing operations       $      (32.50) $     (18.25) $    (27.20) $    (51.08) $      (4.52)*


       Consolidated Balance Sheet Data:

       Total assets                        $   9,617,345  $  6,718,420  $  9,166,705 $ 2,732,498  $  5,650,475
       Long-term debt                      $          --  $         --  $         -- $        --  $         --
       Shareholders' equity                $   9,404,636  $  6,329,175  $  8,646,525 $ 1,343,985  $  3,745,726
       Cash dividends per
         common share                      $          --  $         --  $         -- $        --  $         --



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Report.
See Item 8, "Financial Statements and Supplementary Data."

Overview

       The Company is engaged in the research, development, distribution and sale of biologic pharmaceutical products, nutraceutical food products and supplements, medical foods and health and beauty aids. Certain of these products have been developed by the Company and incorporate a patented whey protein technology, which is designed to provide or increase protective immunities from an immune response to disease and to provide nutritional supplementation. The Company's medical food bar is a patented formulation developed by researchers at Beth Israel Deaconess Medical Center, Harvard Medical School, and marketed by the Company under an exclusive license. The energy and sports nutrition bars of the Company are also marketed under an exclusive license from the developer of the products. Through a majority owned subsidiary, the Company also distributes health and beauty aids and related products to national wholesale and retail customers.

         The Company believes its future results of operations will be affected by factors such as:

         o the availability of cash from financing activities to fund its operations;

         o the results of research and development efforts and the clinical trials on BWPT-301, BWPT-302 and other future pharmaceutical drug candidates based on or derived from the Technology;

         o        market acceptance of Optimune,  the nutrition and medical food
                  bars,   and   pharmaceutical   drug   candidates,    increased
                  competitive pressures;

         o         changes in raw material sources and costs; and

         o adverse changes in general economic conditions in any market in which the Company conducts or markets its products.

         The Company believes that the majority of its future revenues will come from its nutrition and medical food products and new nutraceutical products and pharmaceutical drugs. The Company cannot determine the ultimate effect that new products will have on revenues, earnings or the price of the Company's common stock.

         The Company's primary focus and efforts during the fiscal year ended September 30, 1998, were the commercialization of its nutraceutical products, assessing and obtaining additional nutraceutical and medical products to add to product line, and, to a lesser extent, continuing its efforts to obtain FDA approval of BWPT-301 for the treatment of cryptosporidiosis in people with AIDS and BWPT-302 for the treatment of E. coli, strain 0157:H7. During the fiscal year ended September 30, 1998, $116,860 of the Company's revenues were generated from the sale of Optimune and Maximune. The Company also had revenues from settlement of a royalty fee arrangement and discontinued operations of $400,000 and $28,027, respectively. The sale of health and beauty aids through the Company's majority owned Rockwood subsidiary provided revenues of $2,261,966 in 1998. The sale of nutrition and medical food bars commenced in September 1998 and produced no material revenues during fiscal year 1998.

         Continuing in fiscal year 1999, the Company will focus its resources and efforts on:

         o        commercialization of its nutraceutical products;

         o        continued  marketing  and selling of the NiteBite and Mountain
                  Lift bars;

         o        acquisition of new nutraceutical and or medical food products;

         o development of one or more additional nutraceutical products based on the Technology; and

         o        approval of BWPT-301 and BWPT-302.

Results of Operations

Fiscal Year 1998 Compared to Fiscal Year 1997

         During the fiscal year ended September 30, 1998, the Company generated revenues from continuing operations totaling $2,806,853. These revenues were generated primarily by Optim, the Company's nutraceutical product subsidiary and Rockwood, the Company's beauty aid subsidiary. In fiscal year 1997, total revenue was $199,051, all of which was generated by Optim. The increase in sales during fiscal year 1998 is attributable primarily to sales by the Rockwood subsidiary.

         Management, consulting and research expenses from continuing operations decreased from $3,563,682 in fiscal year 1997 to $1,052,674 in fiscal year 1998. This decrease was due primarily to a reduction in expenditures for research and development. The Company anticipates that it will continue to focus on reducing expenditures for management, consulting and research fees in the foreseeable future by reducing its expenses in the following areas:

         o         Phase II clinical trials on BWPT-301;

         o         Phase III clinical trials on BWPT-301;

         o         Phase I clinical trials on BWPT-302;

         o         Phase II clinical trials on BWPT-302;

         o         additional nutraceutical studies.

         Other general and administrative expenses decreased from $4,074,580 during fiscal year 1997 to $1,924,429 during fiscal year 1998. The decrease in other general and administrative expenses was primarily a result of decreased activity in connection with the commercialization of the Company's nutraceutical products, the reduction of sales, marketing and support personnel for Optim, and the development and commercialization of other nutraceutical products. The Company expects that general and administrative expenses will increase in fiscal year 1999 as compared to fiscal year 1998, as additional sales, marketing and support personnel are added. This increase in other general and administrative expenses is expected to be offset by increased sales of the Company's products.

         Interest income decreased from $256,331 for fiscal year 1997, to $144,042 for fiscal year 1998. This decrease was primarily attributable to the use of cash for management, consulting and research, as well as other general and administrative expenses. The Company incurred interest expense of $44,722 in fiscal year 1998, compared to no interest expense in fiscal year 1997.

         The Company had a net loss from continuing operations of $2,968,108 (after accounting for stock dividends on the outstanding shares of preferred stock) in fiscal year 1998, as compared to a net loss from continuing operations of $11,388,798 in fiscal year 1997. This decrease in net loss is attributable to a decrease in accrued preferred stock dividends, the beneficial conversion features on preferred stock, an increase in the Company's revenues, and a reduction in other general and administrative expenses as described above. Additional factors were decreases in management, consulting and research expenses. The net loss per common share from continuing operations decreased from $51.08 for fiscal year 1997 to $4.52 for fiscal year 1998. The decrease in net loss per common share is due primarily to the decrease in management, consulting and research and development expenses, as well as a reduction in general and administrative expenses. The reasons for the decreases in these expenses are described above.

         The Company has incurred significant net operating losses, which totaled $37,848,773 from inception through September 30, 1998. Certain of the net operating loss carryforwards ("NOLs") related to the accumulated operating loss may be limited by an ownership change (as that term is defined in Section 382 of the Internal Revenue Code of 1986, as amended) that may have occurred as of December 10, 1991. See Note 11 to the consolidated financial statements for a detailed discussion of the Company's NOLs.

Fiscal Year 1997 Compared to 1996

         During the fiscal year ended September 30, 1997, the Company generated revenues totaling $199,051, compared to $2,001 revenues in fiscal year 1996. The increase in sales by Optim during fiscal 1997 is attributable to a full year of marketing and selling the Company's first nutraceutical products.

         Management, consulting and research expenses increased from $3,359,985 in fiscal year 1996 to $3,563,682 in fiscal year 1997. This increase was due to the Company using outside consultants for filing the IND on BWPT-302 and for the Company's fund raising activities. Such increases in management, consulting and research expenses were funded by existing cash from previous sales of preferred stock.

         Other general and administrative expenses increased from $1,897,852 during fiscal year 1996 to $4,074,580 during fiscal year 1997. The increase in other general and administrative expenses was primarily a result of increased activity in connection with the development and commercialization of nutraceutical products and the addition of sales, marketing and support personnel for Optim, as well as activity in connection with preparing and filing the Company's IND on BWPT-302 for E. coli, strain 0157:H7, and to report to the FDA on the results of the Phase I clinical trials on BWPT-301, as well as the preliminary results of the initial Phase II clinical trials on BWPT-302, and the addition of physical space for Optim.

         Interest income decreased from $271,690 for fiscal year 1996 to $256,331for fiscal year 1997. This decrease was primarily attributable to the use of cash for management, consulting and research, as well as general and administrative expenses. The Company incurred no interest expense in either fiscal year 1997 or fiscal year 1996.

         The Company incurred a net loss from continuing operations of $11,388,798 (after accounting for the payment of stock dividends on the outstanding shares of preferred stock) in fiscal year 1997, as compared to a net loss of $5,111,597 in fiscal year 1996. This increase in net loss from continuing operations was attributable to an increase in management, consulting and research expenses and other general and administrative expenses, offset in part by a decrease in stock dividends paid on preferred stock because of the conversion of shares of preferred stock into shares of common stock during fiscal year 1997. The net loss per common share from continuing operations increased from $27.20 for fiscal year 1996 to $51.08 for fiscal year 1997. The net loss per common share would have increased even more, but for the fact that the weighted average number of shares of the Company's Common stock outstanding increased as a result of conversions of preferred stock into common stock. Preferred stock dividends increased from $91,199 in 1996 to $337,766 in 1997, due to the sale of additional shares of preferred stock into shares of common stock in 1997.

Liquidity and Capital Resources

         The Company has been unable to finance its operations from cash flows from operating activities. Substantial funds and additional time will be required to continue commercializing the Company's nutraceutical products, to complete Phase II and Phase III clinical trials on BWPT-301 (assuming efficacy is established during the Phase II clinical trials), to complete the necessary clinical trials on BWPT-302, to obtain regulatory approval for and commercialize products utilizing the Technology and to develop and commercialize additional nutraceutical products based on the Technology. Because operating activities have not produced significant revenues to date and because the Company will require significant capital to accomplish the objectives set forth above, additional equity and/or debt funding will be required, although such funding may not be available or may not be available on favorable terms. Management believes that the Company-funded research and development efforts to date have positioned the Company to pursue future research and development efforts and clinical trials with joint venture, strategic alliance, government or private grants or other third-party funding.

         As of September 30, 1998, the Company had cash and cash equivalents of $27,701 and working capital of $981,757 compared to cash and cash equivalents of $1,585,099 and working capital of $925,166 as of September 30, 1997.

         During fiscal year 1998, the Company's operating activities used $1,740,736 of cash, which had previously been provided by the issuance of shares of its preferred stock and the exercise of options for the purchase of common stock. In 1997, the Company's operating activities used $4,401,787 of cash, also principally provided by the sale of the Company's equity securities (primarily preferred stock).

         During fiscal year 1999, the Company anticipates incurring direct costs of approximately $1,000,000 in marketing and selling its nutraceutical products. The Company expects it will continue to seek funds to supplement sales revenue for operations and to finance the continued commercialization of products utilizing the Technology and the marketing of its other products.

         The Company has not established a credit facility with any lending institution. The Company has in the past, from time to time, borrowed money from certain shareholders, but has no formal financing arrangement, agreement or understanding with any of its shareholders or any other related or unrelated party to do so in the future.

         The consolidated financial statements of the Company have been prepared on the assumption that the Company will continue as a going concern. The Company's independent public accountants have issued their report dated December 10, 1998, that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's product line is limited and it has been necessary to rely upon financing from the sale of its equity securities to sustain operations. Additional financing will be required if the Company is to continue as a going concern. If such additional funding cannot be obtained, the Company may be required to scale back or discontinue its operations. Even if such additional financing is available to the Company, there can be no assurance that it will be on terms favorable to the Company. In any event, such financing will result in immediate and possibly substantial dilution to existing shareholders.

Year 2000 Issues

         Since its inception, the Company has attempted to make use of increasingly sophisticated computer hardware and software to manage its business and operations. The Company also relies on third-parties to facilitate its business including, for example:

         o        contract manufacturers who produce its products;

         o telecommunications providers on whom the Company must rely for its communications;

         o public utilities which provide electrical power and other utilities needed in the Company's operations;

         o major credit card companies that process payments for the Company's products;

         o major shipping companies through which the Company ships its products;

         o financial institutions that provide commercial banking and other financial services to the Company; and

         o the Nasdaq Stock Market, on which the Company's common stock is traded.

         Many existing computer programs use only two digits to identify a year in the date field and were designed, developed and modified without considering the impact of the upcoming change in the century. If not corrected, such computer applications could fail or create erroneous results by or after the Year 2000 by erroneously identifying the year "00" as 1900, rather than 2000. Correcting a Year 2000 problem on a large mainframe or network application can be difficult and expensive. If a company does not successfully address its Year 2000 issues, it may face material adverse consequences. The Company is in the process of insuring that all of its internal computer systems are Year 2000 compliant. The Company will assess the readiness of the Company for meeting the Year 2000 problem. It is expected that the assessment and remediation, if any, of Year 2000 issues affecting the Company's internal systems or products, including any issues involving embedded technology, will be completed by June 30, 1999 and that the cost to the Company will not be significant.

         With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they become Year 2000 compliant. The Company is presently not aware of any Year 2000 issues that have been encountered by any such third party which could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations or caused by third-party service providers, which individually or collectively could have a material adverse effect on the Company's business, financial condition or results of operations.

Recent Accounting Pronouncements

         In September 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains and losses that bypass the statement of earnings and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investment securities.

         SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes.

Adoption of SFAS 130 is not required for reporting on interim periods prior to the close of a fiscal year beginning after December 15, 1997. The Company will adopt SFAS 130 commencing with the year ending September, 1999.

         During January 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5). SOP 98-5 becomes effective for all fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in its fiscal year beginning October 1, 1999. Because the current amortization periods of the product development costs and start-up costs averaging 12 months, the Company does not expect the adoption of SOP 98-5 to have a material impact on the Company's financial statements.

         During  January  1998,  the AICPA  issued  Statement  of Position  98-1
"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 becomes effective for all fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-1 to have a material adverse effect on the Company's financial statements.

Certain Business Considerations and Risk Factors

         The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained in this Report.

         History of Operating Losses; Uncertainty of Future Profitability. The Company has incurred significant operating losses since formation. As of September 30, 1998, the Company had an accumulated deficit of $37,726,503.
The factors contributing to these significant operating losses included:

                  o        ongoing marketing expenditures;

                  o        acquisition expenses and costs;

                  o        expansion of its research and development programs;

                  o        costs  associated  with   pre-clinical   studies  and
                           clinical  trials  for  its   pharmaceutical   product
                           candidates;

                  o        nutritional studies;

                  o regulatory compliance requirements related to its pharmaceutical product candidates;

                  o trials for other products that it or its subsidiaries may develop; and

                  o        implementation   of  programs   to  market   products
                           ultimately approved for distribution, if any.

         The Company's ability to achieve profitability depends upon its ability to successfully market its products, to acquire, discover or develop new products, to obtain regulatory approvals of its proposed pharmaceutical products and to enter into agreements for product development, manufacturing, distribution, and commercialization. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

         Going Concern. The consolidated financial statements of the Company have been prepared on the assumption that the Company will continue as a going concern. The Company's independent public accountants have issued their report dated December 10, 1998 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's product line is limited and it has been necessary to rely upon financing from the sale of its equity securities to sustain operations. Additional financing will be required if the Company is to continue as a going concern. If such additional funding cannot be obtained, the Company may be required to scale back or discontinue its operations. Even if such additional financing is available to the Company, there can be no assurance that it will be on terms favorable to the Company.

         Sale of Equity Securities; Future Dilution. The Company anticipates that it will sell additional equity securities to fund its operations and to acquire inventory. Absent such additional funding, the Company may find it necessary to postpone or cancel some of its planned marketing and research and development programs. This could adversely affect the Company's ability to execute its business plan, generate future revenues and introduce new products. There can be no assurance, however, that additional financing will be available, or, if available, that it will be available on acceptable terms or in required amounts. Furthermore, if additional funds are raised by issuing additional shares of common stock or securities convertible to common stock, such sales or conversion will result in further and possibly substantial dilution of the equity ownership of the Company's existing holders of common stock. Such dilution may make it more difficult for investors to sell their shares or may result in a lower price of the Company's securities. The Company may also be forced to obtain funds through arrangements with collaborative partners or others may require the Company to relinquish rights to certain of its product candidates or technologies or products.

         Dependence on Licensed Technology. The Company is dependent upon licenses granted by third parties for its product line and Technology. The several license agreements require that the Company achieve minimum sales in order to retain the license rights. There can be no assurance that the Company will meet the minimum sales requirements to avoid cancellation of the licenses or a change in its rights. The Company's failure to observe or perform any of the covenants, terms, conditions or provisions contained in the license agreements or in the event of a breach of any representation or warranty made by the Company, may result in a termination or restriction of the Company's rights. Termination of any of the licenses or any restriction or limitation of its rights would adversely affect the Company's operations and could possibly result in the termination of the Company's business.

         Government Regulation. The Company's products and business activities are subject to government regulations, including, without limitation, those administered by the FDA and the FTC and state and local agencies. Similar regulatory frameworks exist in other countries, where the Company is licensed to distribute products. To date, the Company has completed extensive clinical trials on BWPT-301pursuant to the submission to the FDA of an IND. The Company has also commenced clinical trials on BWPT-302 pursuant to a second IND, although communications with the FDA concerning this second IND remain at a very early stage. Prior to marketing pharmaceutical products, such products must undergo extensive clinical trials and an extensive regulatory approval process. Any denials or delays in obtaining the requisite approvals would likely have a material adverse effect on the Company. The pharmaceutical regulatory process includes extensive pre-clinical safety, pharmacology and toxicological testing. Pre-clinical data is required for the filing of an IND with the FDA to conduct clinical testing to establish safety, efficacy, purity and potency of any investigational biological product. With respect to each biological pharmaceutical product candidate, the developer must initially conduct a limited Phase I (safety) study, then more extensive Phase II studies, followed by a Phase III study. This testing can take many years and require the expenditure of substantial capital and other resources. There can be no assurance that this testing will be completed on a timely basis or at all. Delays or denials of marketing approval are encountered regularly, and the Company's activities with respect to clinical studies since fiscal 1997 regarding its pharmaceutical products have been curtailed due to financial restraints and the Company's increased emphasis on nutraceutical products. Prior to commencing marketing of a pharmaceutical product, a company must file a Product License Application ("PLA") and an Establishment License Application ("ELA") with the FDA and be issued the appropriate product license and establishment license. A PLA relates to the product itself, while an ELA relates to the manufacturing facilities to be used to manufacture the product. Both a PLA and an ELA are required before product marketing can begin. There can be no assurance that even after successful clinical testing, regulatory approval of a PLA or an ELA will ever be obtained. If obtained, regulatory approval may entail limitations on the indicated uses for which any product may be marketed. Following regulatory approval, a product and its manufacturer are subject to continuing regulatory oversight and review. Later discovery of problems with a product or its manufacturer may result in restrictions on the product or its manufacturer. These restrictions may include withdrawal of the marketing approval for the product. Violation of FDA requirements in general can lead to recall or seizure of products, injunction against production, distribution, sales and marketing, and criminal prosecution, among other sanctions. The cost to the Company of conducting human clinical trials can vary dramatically based on a number of factors, including, but not limited to, the order and timing of clinical indications pursued, the size of the patient population, the number of participating institutions and the number and type of end points subject to data collection. Because of the intense competition in the market in which the Company operates, the Company may have difficulty obtaining sufficient populations or clinician support to conduct its clinical trials as planned and may have to expend substantial additional funds to obtain access to such resources, or delay or modify its plans significantly. There can be no assurance that the Company will have sufficient resources to complete the required clinical testing regulatory review and approval process. Moreover, there can be no assurance that clinical testing of the Company's product candidates will provide sufficient evidence of safety and efficacy in humans, that regulatory approvals will be granted for any product candidate or that it will be economically feasible to commercialize any product candidate for which regulatory approval is ultimately granted.

         Uncertainty Regarding Patents and Proprietary Rights. The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The success of the Company will depend in large part on its ability or on the ability of its current licensors, to defend patents, and on their ability, to maintain trade secrets and operate without infringing the proprietary rights of others. Patent protection is highly uncertain and involves complex legal and factual questions. The Company relies on four patents issued to PTI on the Technology, a patent applied for by the Company relating to an enhancement of the Technology, and on a patent relating to the NiteBite medical food bar. The patent application and issuance process can be expected to take several years and could entail considerable expense to the Company, as it may be responsible for such costs under the terms of any technology agreements. There can be no assurance that patents will issue as a result of any applications or that the existing patents and any patents resulting from such applications, will be sufficiently broad to afford protection against competitors with similar or competing technology. In addition, there can be no assurance that the patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company will also depend upon avoiding infringement of any patents issued to competitors. A United States patent application is maintained under conditions of confidentiality while the application is pending, so the Company cannot determine the inventions being claimed in pending patent applications filed by third parties, if any. Litigation may be necessary to defend or enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. Defense and enforcement of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable, and could result in the diversion of substantial resources and management time and attention from the Company's other activities. An adverse outcome could subject the Company to significant liability to third parties, require the Company to obtain licenses from third parties, require the Company to alter its products or processes, or cease altogether any related research and development activities or product sales, any of which may have a material adverse effect on the Company's business, results of operations and financial condition. With respect to the patents and other proprietary technology licensed to the Company from third parties, the licensors have not provided any representations or warranties to the Company relating to non-infringement of third party proprietary rights and have not indemnified the Company against any damages or expenses arising out of any such claims of infringement. To the extent that the licensed rights or the Company's activities or any portion thereof is found to infringe the proprietary rights of any other person or entity, the Company could be liable for the payment of substantial damages without the likelihood of any contribution by the licensor. Such event could have a material adverse effect on the Company's operations. The Company also relies on trade secrets, know-how and continuing technological advancement to maintain its competitive position. No assurance can be given that others will not gain access to its trade secrets, or that the Company will be able to effectively protect its rights to its trade secrets. Furthermore, assurance cannot be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets.

         Technological Changes. New process developments are expected to continue at a rapid pace in the biologic pharmaceuticals, nutrition and medical food industries. The Company's future success will depend on its ability to develop and commercialize its existing product candidates and to develop or acquire new products. There can be no assurance that the Company will successfully complete the development of any of its existing product candidates or that any of its future products will be commercially viable or achieve market acceptance. In addition, there can be no assurance that research and development and discoveries by others will not render some or all of the Company's programs or products uncompetitive or obsolete.

         Dependence on Third-Party Manufacturers. The Company is dependent on third-party manufacturers to manufacture the Base Product and its nutritional and medical food bars. Pursuant to the license with PTI, the Company has agreed to purchase all of its requirements for the Base Product from PTI. A single manufacturer in New Zeland produce all of such product at its New Zealand facilities. Although the PTI license permits the Company to utilize alternate sources of supply during any period in which PTI is unable to satisfy all of the Company's requirements for the Base Product, if PTI or the sole manufacturer of Base Product fail to supply any or all of the Company's requirements for the Base Product, or if the Company's suppliers of nutrition and medical food bars fail to fulfill the
Company's requirements, there can be no assurance that alternate sources of supply will be available to the Company at reasonable cost or at all, and, if available at a reasonable cost, whether the Company will be able to secure such alternate sources in a timely manner. If such alternate sources of supply are not available on a timely basis or on reasonable economic terms, the Company's results of operations could be severely and adversely affected. The manufacturing facilities in which the Company's products are manufactured must conform to current FDA GMP. Those standards must be met on an ongoing basis and the licensed facilities are subject to inspection by the FDA at least once every two years. If a contract manufacturer is unable or unwilling to obtain or retain its FDA rating, the Company would be required to find an alternate source of supply. If alternate manufacturing sources are not available on a timely basis or on reasonable economic terms, the Company's results of operations could be materially adversely affected.

         Competition. The Company competes with companies that are currently developing or selling products similar to or in direct competition with the Company. Many of these competitors have substantially greater capital resources, research and development capabilities, and manufacturing and marketing resources, capabilities and experience than the Company. The Company's competitors may succeed in developing products that are more effective or less costly than any products that may be developed by the Company, or that gain regulatory approval or market acceptance prior to any of the Company's products. Other companies have competitive products that are in more advanced stages of clinical testing than are the Company's pharmaceutical product candidates. There can be no assurance that the Company will be able to compete successfully in any market.

         Dependence on Qualified Personnel; Potential Conflicts of Interest; Part-Time Consultants. The Company's success is dependent upon its ability to obtain and retain the services of qualified scientific, sales and marketing, and executive management personnel. The Company faces intense competition for such personnel from other companies, academic institutions, government entities and other research organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. Moreover, managing the integration of new personnel could pose significant risks to the Company's development and progress and increase its operating expenses. The Company's consultants and advisors devote only a portion of their time to the business of the Company and may from time to time serve as officers, directors, consultants or advisors to other pharmaceutical, health and fitness, nutrition or biotechnology companies. There can be no assurance that such other companies will not in the future have interests that conflict with those of the Company. The Company also contracts with a related party to provide marketing services and personnel.

         Product Liability Exposure; Insurance. Product liability risk is inherent in the testing, manufacture, marketing and sale of the Company's products and product candidates, and there can be no assurance that the Company will be able to avoid significant product liability exposure. Product liability insurance for the pharmaceutical and nutraceutical industries, when available, is extremely expensive. The Company currently maintains a general liability insurance policy and a product liability insurance policy. There can be no assurance that the Company will be able to maintain such insurance in sufficient amounts to protect the Company against such liabilities at a reasonable cost. In addition, the Company is required to indemnify its licensors and manufacturers against any product liability claims incurred by then as a result of any products developed and sold by the Company. Any future product liability claim against the Company could result in liability for substantial damages, which may not be covered in whole or in part by insurance, and which may have a material adverse effect on the business and financial condition of the Company.

         Litigation. The Company and certain affiliates and current and former officers and directors are parties to certain legal proceedings. While the Company believes that the allegations made by the plaintiffs in these actions are wholly without merit, and it intends to vigorously oppose such actions. There can be no assurance that the Company's defense will be successful. The cost of defending against these lawsuits is substantial. See "Legal Proceedings."

         Possible de-Listing by Nasdaq. There can be no assurance that a market will continue to be made or that any securities analysts will provide coverage on the Company's common stock. Furthermore, under maintenance standards that went into effect in February 1998, the Company does not satisfy the minimum requirements for maintaining its listing with the Nasdaq Small Cap Market. Following a hearing before a Listing Qualifications Panel in December, 1998, Nasdaq granted the Company a temporary exception to the listing maintenance standards, pending the Company's satisfaction of certain undertakings, including the filing of this Report, achieving net earnings for the quarter ending December 31, 1998, and a minimum stock price of $1.00 per share for at least ten trading days. To fulfill the latter requirement, the Company effected a 1-for-10 reverse split of its common stock on December 31, 1998. No assurance can be given regarding the Company's continued Nasdaq SmallCap Market listing. If the Company's common stock is delisted from the Nasdaq SmallCap Market, shareholders would likely find it more difficult to sell shares of common stock. The Company may be required to take actions acceptable to Nasdaq in order to continue to be included for listing.

         Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and software used by many companies may need to be upgraded to comply with such Year 2000 requirements. Significant uncertainty exists concerning the potential effects associated with such compliance or the failure to comply. The Company is currently assessing its own readiness and the expense of correcting any problems in its own operating systems, as well as monitoring the readiness of vendors, contractors and other third parties with which it does business. Any Year 2000 compliance problem for either the Company or third parties with whom it trades or does business could result in a material adverse effect on the Company's business, operating results, and financial condition.

         Limited Availability of Conclusive Clinical Studies. The Company's products include nutritional supplements and food bars that are made from vitamins, minerals, herbs and other substances for which there is a long history of human consumption. Some of the Company's products contain innovative ingredients or combinations of ingredients. Although the Company believes all of its products to be safe when taken as directed, there is little long-term experience with human consumption of certain of these innovative product ingredients or combinations of ingredients in concentrated form. The Company relies primarily on the research of consultants and others for the formulation and production of its products. Some of these consultants and suppliers may have performed or sponsored only limited clinical studies relating to these products. Furthermore, because these products are or will be highly dependent on consumers' perception of the efficacy, safety and quality of the supplement products, as well as similar products distributed by other companies, the Company could be adversely affected in the event such products should prove or be asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with illness or other adverse effects resulting from consumers' use or misuse of the Company's products or similar products.

         Volatility of Stock Price. The trading price of the Common Stock has been and is likely to continue to be subject to wide fluctuations in response to the quarter-to-quarter variations in the Company's operating results, material announcements by the Company or its competitors, governmental regulatory action, conditions in the nutritional supplement industry, or other events or factors, many of which are beyond the Company's control. The Company's operating results in future quarters may be below the expectations of securities analysts and investors. In such event, the price of the Common Stock would likely decline, perhaps substantially. In addition, the stock market has historically experienced extreme price and volume fluctuations which have particularly affected the market prices of many nutritional supplement companies and network marketing companies and which often have been unrelated to the operating performance of such companies. Moreover, the Company's Common Stock may be even more prone to volatility than the securities of other businesses in similar industries in light of the relatively small number of shares of Common Stock not held by affiliates. Given such a relatively small "public float," there can be no assurance that the prevailing market price of Common Stock will not be artificially inflated or deflated by trading even of relatively small amounts of Common Stock.

     Absence of Dividends. The Company has never declared or paid cash dividends on its Common Stock and it does not anticipate that any cash dividends will be declared on its Common Stock in the future. See "Dividend Policy."

Special Statement Concerning Forward-looking Statements

         This Report, in particular the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, contain forward-looking statements concerning the expectations and anticipated operating results of the Company. All of these forward-looking statements contained herein are intended to qualify for the safe harbor protection provided by the Securities Act and the Securities Exchange Act of 1934, as amended. The reader should understand that numerous factors govern whether any forward-looking statement made by the Company will be or can be achieved. Any one of such factors could cause actual results to differ materially from those projected bu the forward-looking statements made in this Report. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. The forward-looking statements and associated risks relate to:

         o        market acceptance of the products;

         o        development of new nutraceutical products;

         o        the extent of additional research and development, general and
                  administrative   and  other  direct  costs   associated   with
                  obtaining final FDA approval on BWPT-301;

        o the anticipated cost and related expense of the BWPT-301 and BWPT-302 clinical trials until final FDA approval has been received;

        o         unexpected  delays in receipt of final FDA  approval  on BWPT-
                  301;

        o the estimated commencement date of Phase III clinical trials and the completion of those clinical trials on BWPT-301;

         o and the lack of sufficient cash to fund current and projected operations and budgeted research and development for fiscal year 1999.

         The forward-looking statements are based on current expectations that maybe affected by a number of risks and uncertainties. The forward-looking statements are based on certain assumptions, among others:

        o the efficacy of BWPT-301 will be established during the ongoing Phase II clinical trials and the Phase III clinical trials;

        o the Company will be able to successfully undertake and complete clinical trials on BWPT-302(TM);

         o the Company will be able to successfully market the health and beauty aids and it's the nutraceutical products, and successfully develop and commercialize other nutraceutical products;

        o         the  Company  will  be  able  to   successfully   develop  and
                  commercialize the Technology;

         o the Company will successfully conduct additional Phase II clinical trials on BWPT-301and may need to conduct clinical trials that are different from those that have been conducted to date or that are currently contemplated by the Company; and

         o the Company will be able to timely and properly quantify and analyze the data derived from its clinical trials.

         Assumptions involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the results of the clinical trials and the time and money required to successfully complete those trials, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements in this Report are reasonable, any of these assumptions could prove inaccurate. Therefore, there can be no assurance that the results contemplated in any of the forward-looking statements will be realized. Budgeting and other management decisions are subjective in many respects and are susceptible to interpretations and periodic revision based on actual experience and business developments, the impact of which may cause the Company to alter its marketing capital expenditure plans or other budgets. This will affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements, any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

OUTLOOK

         The management team of the Company has assembled a talented marketing team to establish the Company's position as a distributor of nutrition products in the functional foods and medical foods industry. This team, together with the Board of Directors and management, have developed a business strategy that identifies the Company's strengths and objectives, outlines a vision of the future market opportunities in the industry and articulates a corporate and technology strategy that includes strategic alliances, collaborative development agreements, strategic acquisitions and new product development.

         The Company believes its primary operating strengths include:

         -        High quality, scientifically sound products
         -        Strong marketing team with industry experience
         - Growing product lines and positive name recognition within the industry
         -        Inclusive, supportive corporate culture

         Management believes that these strengths can be used by the Company to provide added access to capital markets, facilitate accomplishment of the objectives of the Company and position the Company as an attractive investment and development partner.

         The Company will continue to pursue research and development of new product offerings and enhancements to existing product lines and acquisition of complementary technologies, products or entities that will enhance or expand its current product lines. Acquisition targets will (i) have products or product lines that are complementary to the Company's; (ii) offer existing products and marketing strengths that provide immediate revenues to the Company and complement its own products and marketing expertise, (iii) open new marketing channels for the Company's products, and (iv) possess vertical market applications expertise that can be leveraged by the Company in further product development and marketing opportunities.

         As the Company proceeds to implement its strategy and to reach its objectives, it anticipates realizing several benefits for itself and for its shareholders. In fiscal year 1999, the Company expects continued growth in sales, primarily due to the introduction of the sports and energy nutrition bars, NiteBite bars, and related products. In addition, the Company expects further development of complementary technologies, added product and applications development expertise, access to market channels, leverage of strategic alliances, increased access to capital markets, and additional opportunities for strategic alliances in other industry segments.

         The strategy described above is not without risk, and shareholders and others interested in the Company and its common stock should carefully consider the risks contained elsewhere in this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements:

         Reports of Independent Public Accountants..........................................................F-1 and F-2

         Consolidated Balance Sheets as of September 30, 1998 and 1997.............................................F- 3

         Consolidated Statements of Operations for the Years Ended
         September 30, 1998, 1997 and 1996 ........................................................................F- 4

         Consolidated Statements of Shareholders' Equity for the Years Ended
         September 30, 1998, 1997 and 1996 ........................................................................F- 5

         Consolidated Statements of Cash Flows for the Years Ended
         September 30, 1998, 1997 and 1996 .......................................................................F- 11

         Notes to Consolidated Financial Statements...............................................................F- 14


                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Biomune Systems, Inc.


We have audited the consolidated balance sheet of Biomune Systems, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomune Systems, Inc. and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has had substantial reoccurring losses from operations, has relied upon financing from the sale of its equity securities to satisfy its obligations and the license to certain technology expires in May 1999. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that matter are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




TANNER + CO.

Salt Lake City, Utah
December 10, 1998 except for Note 23,
which is dated January 8, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Biomune Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Biomune Systems, Inc. (a Nevada corporation) and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomune Systems, Inc. and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the years ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring losses since its inception. As of September 30, 1997, the Company had an accumulated deficit of $35,480,749 and minimal working capital of $925,166, of which $846,137 was related to continuing operations. Revenues and sales backlog were also minimal. These factors along with the development and marketing status of the Company's nutraceutical products and the development status of the Company's pharmaceutical products raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with resepct to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.




ARTHUR ANDERSEN LLP

Salt Lake City, Utah
December 5, 1997

                                                                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                                                                Consolidated Balance Sheet
                                                                                             September 30,
----------------------------------------------------------------------------------------------------------
              Assets                                                              1998              1997
                                                                       -----------------------------------
Current assets:
     Cash and cash equivalents                                         $          27,701  $      1,585,099
     Receivables, net                                                          2,147,249           306,783
     Inventories                                                                 661,243           342,768
     Prepaid expenses                                                             19,032                 -
     Net current assets of discontinued operations                                     -            79,029
                                                                       -----------------------------------

                  Total current assets                                         2,855,225         2,313,679

Property and equipment, net                                                      150,544            96,041
Long-term receivables                                                          1,391,260                 -
Intangibles, net                                                                 814,009            27,988
Investments                                                                      425,000                 -
Other                                                                             14,437            11,346
Long-term assets of discontinued operations                                            -           283,444
                                                                       -----------------------------------

                                                                       $       5,650,475  $      2,732,498
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Shareholders' Equity

Current liabilities:

     Payables and accrued expenses                                     $         798,968  $      1,388,513
     Notes payable                                                             1,074,500                 -
                                                                       -----------------------------------

                  Total current liabilities                                    1,873,468         1,388,513
                                                                       -----------------------------------

Minority interest                                                                 31,281                 -
                                                                       -----------------------------------

Commitments and contingencies                                                          -                 -

Shareholders' equity:
     Preferred stock, $.0001 par value; 50,000,000 shares authorized,
     1,360,430 shares and 36,485 shares issued
       and outstanding, respectively                                           2,573,015         2,478,421
     Common stock, $.0001 par value; 500,000,000 shares
       authorized, 1,286,662 and 323,881 shares
       outstanding, respectively                                                     128                32
     Additional paid-in capital                                               39,042,910        33,633,900
     Stock subscriptions receivable                                              (55,192)         (101,392)
     Warrants                                                                    338,500           883,273
     Deferred compensation and consulting                                       (304,862)          (69,500)
     Accumulated deficit                                                     (37,848,773)      (35,480,749)
                                                                       -----------------------------------

                  Total shareholders' equity                                   3,745,726         1,343,985
                                                                       -----------------------------------

                                                                       $       5,650,475  $      2,732,498
                                                                       -----------------------------------
----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements
                                                                                                       F-3

                                                                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                                                     Consolidated Statement  of Operations
                                                                                 Years Ended September 30,
----------------------------------------------------------------------------------------------------------
                                                            1998             1997              1996
                                                     -----------------------------------------------------

Revenues                                             $        2,806,853  $       199,051  $          2,001
                                                     -----------------------------------------------------

Operating expenses:
     Cost of revenues                                         1,415,428          165,401                 -
     Management, consulting and research                      1,052,674        3,563,682         3,359,985
     Other general and administrative                         2,046,699        4,074,580         1,897,852
                                                     -----------------------------------------------------
              Total operating expenses                        4,514,801        7,803,663         5,257,837
                                                     -----------------------------------------------------

Loss from operations                                         (1,707,948)      (7,604,612)       (5,255,836)
                                                     -----------------------------------------------------

Other income (expense):
     Interest income                                            144,042          256,331           271,690
     Interest expense                                           (44,722)               -                 -
     Other expense, net                                         (14,019)               -           (36,252)
                                                     -----------------------------------------------------
              Total other income, net                            85,301          256,331           235,438
                                                     -----------------------------------------------------

Net loss from continuing operations                          (1,622,647)      (7,348,281)       (5,020,398)

Loss from discontinued operations of
  Volu-Sol, Inc.                                                      -         (719,652)       (1,402,222)
                                                     -----------------------------------------------------

Net loss before income taxes and minority
  interest                                                   (1,622,647)      (8,067,933)       (6,422,620)
Provision for income taxes                                            -                -                 -
                                                     -----------------------------------------------------
              Loss before minority interest                  (1,622,647)      (8,067,933)       (6,422,620)

Minority interest in net loss of subsidiary                      14,200                -                 -
                                                     -----------------------------------------------------

              Net loss                               $       (1,608,447) $    (8,067,933) $     (6,422,620)
                                                     -----------------------------------------------------

Preferred stock dividends and beneficial
  conversion premium                                         (1,359,661)      (4,040,517)          (91,199)
                                                     -----------------------------------------------------

              Net loss applicable to common
                shares                               $       (2,968,108) $   (12,108,450) $     (6,513,819)
                                                     -----------------------------------------------------

Net loss per common share:
     Continuing operations                           $            (4.52) $        (51.08) $        (27.20)
     Discontinued operations of Volu-Sol, Inc.                        -            (3.22)           (7.45)
                                                     -----------------------------------------------------

                  Net loss per common share          $            (4.52) $        (54.30) $        (34.65)

                                                     -----------------------------------------------------
----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements
                                                                                                       F-4

                                                                                BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                                                        Consolidated Statement of Shareholders' Equity
                                                                        Years Ended September 30, 1998, 1997, and 1996
----------------------------------------------------------------------------------------------------------------------
                                       Series A              Series B              Series C               Series D
                                   Preferred Stock       Preferred Stock       Preferred Stock         Preferred Stock
                              -------------------------------------------------------------------------------------------
                                  Shares     Amount     Shares     Amount     Shares       Amount     Shares      Amount
                              -------------------------------------------------------------------------------------------

Balance at October 1, 1995        213,833  $ 994,049     10,058  $ 148,837          -  $         -          -  $          -

Effect of 1 for 10 stock split
(at December 31, 1998)                  -          -          -          -          -            -          -             -

Issuance of preferred stock:
         Series C                       -          -          -          -      5,000    4,171,500          -             -
         Series D                       -          -          -          -          -            -      5,200     4,010,227

Issuance of common stock for:
         Cash                           -          -          -          -          -            -          -             -
         Services                       -          -          -          -          -            -          -             -
         Conversion of preferred
           stock                  (98,738)  (444,321)         -          -          -            -     (3,200)   (2,467,936)

Issuance of warrants and options
for services                            -          -          -          -          -            -          -             -

Amortization of deferred
consulting expense                      -          -          -          -          -            -          -             -

Cancellation of Series D
preferred stock subscription            -          -          -          -          -            -     (2,000)   (1,542,291)

Preferred stock dividends          20,494    102,471      1,000     15,000          -            -          -             -

Net loss                                -          -          -          -          -            -          -             -
                              ----------------------------------------------------------------------------------------------

Balance at September 30, 1996     135,589    652,199     11,058    163,837      5,000    4,171,500          -             -

Issuance of common stock for:
         Cash                           -          -          -          -          -            -          -             -
         Services                       -          -          -          -          -            -          -             -
         Note receivable                -          -          -          -          -            -          -             -
         Conversion of preferred
           stock                 (116,027)  (559,815)   (12,058)  (178,837)    (1,817)  (2,493,746)         -             -

Accretion of preferred stock:
         Preferred stock                -          -          -          -          -    2,632,084          -             -
         Volu-Sol Series A
         preferred stock                -          -          -          -          -            -          -             -
---------------------------------------------------------------------------------------------------------------------------

                                     Series E              Series F              Series J
                                 Preferred Stock       Preferred Stock       Preferred Stock
                              ------------------------------------------------------------------
                                Shares     Amount     Shares     Amount     Shares     Amount
                              ------------------------------------------------------------------

Balance at October 1, 1995              -  $       -          -  $       -          -  $       -

Effect of 1 for 10 stock split (at
December 31, 1998)                      -          -          -          -          -          -

Issuance of preferred stock:
         Series C                       -          -          -          -          -          -
         Series D                       -          -          -          -          -          -

Issuance of common stock for:
         Cash                           -          -          -          -          -          -
         Services                       -          -          -          -          -          -
         Conversion of preferred
           stock                        -          -          -          -          -          -

Issuance of warrants and options
for services                            -          -          -          -          -          -

Amortization of deferred
consulting expense                      -          -          -          -          -          -

Cancellation of Series D
preferred stock subscription            -          -          -          -          -          -

Preferred stock dividends               -          -          -          -          -          -

Net loss                                -          -          -          -          -          -
                                    ------------------------------------------------------------

Balance at September 30, 1996           -          -          -          -          -          -

Issuance of common stock for:
         Cash                           -          -          -          -          -          -
         Services                       -          -          -          -          -          -
         Note receivable                -          -          -          -          -          -
         Conversion of preferred
           stock                        -          -          -          -          -          -

Accretion of preferred stock:
         Preferred stock                -          -          -          -          -          -
         Volu-Sol Series A preferred
           stock                        -          -          -          -          -          -


------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                             F-5

                                                                                 BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                                                         Consolidated Statement of Shareholders' Equity
                                                                                                              Continued
-----------------------------------------------------------------------------------------------------------------------
                                     Series A             Series B              Series C              Series D
                                Preferred  Stock       Preferred Stock       Preferred Stock        Preferred Stock
                              -----------------------------------------------------------------------------------------
                                Shares     Amount     Shares     Amount     Shares     Amount     Shares      Amount
                              -----------------------------------------------------------------------------------------

Redemption of Series C  preferred
stock                                   -          -          -          -     (1,500)(2,000,000)         -           -

Collections on common stock
subscriptions receivable                -          -          -          -          -          -          -           -

Issuance of warrants and options
for services                            -          -          -          -          -          -          -           -

Amortization of deferred
consulting expense                      -          -          -          -          -          -          -           -

Preferred stock dividends          15,240     76,199      1,000     15,000          -          -          -           -

Net loss                                -          -          -          -          -          -          -           -
                              -----------------------------------------------------------------------------------------

Balance at September 30, 1997      34,802    168,583          -          -      1,683  2,309,838          -           -

Issuance of common stock for:
         Cash                           -          -          -          -          -          -          -           -
         Services                       -          -          -          -          -          -          -           -
         Acquisition of subsidiary      -          -          -          -          -          -          -           -
         Debt                           -          -          -          -          -          -          -           -
         Accrued liabilities            -          -          -          -          -          -          -           -
         Note receivable                -          -          -          -          -          -          -           -
         Conversion of preferred
           stock                   (1,996)    (9,721)         -          -     (2,055)(2,820,144)         -           -

Conversion of preferred stock to
preferred stock                         -          -          -          -       (100)  (137,245)         -           -

Accretion                               -          -          -          -          -          -          -           -

Issuance of stock options for
services                                -          -          -          -          -          -          -           -

Deferred compensation                   -          -          -          -          -          -          -           -
-----------------------------------------------------------------------------------------------------------------------

                                     Series E              Series F              Series J
                                 Preferred Stock       Preferred Stock       Preferred Stock
                              ------------------------------------------------------------------
                                Shares     Amount     Shares     Amount     Shares     Amount
                              ------------------------------------------------------------------

Redemption of Series C
preferred stock                         -          -          -          -          -          -

Collections on common stock
subscriptions receivable                -          -          -          -          -          -


Issuance of warrants and options
for services                            -          -          -          -          -          -

Amortization of deferred
consulting expense                      -          -          -          -          -          -

Preferred stock dividends               -          -          -          -          -          -

Net loss                                -          -          -          -          -          -
                              ------------------------------------------------------------------

Balance at September 30, 1997           -          -          -          -          -          -

Issuance of common stock for:
         Cash                         274    234,050  1,000,000    489,450         85     85,000
         Services                     330    330,000    100,000     60,000          -          -
         Acquisition of
           subsidiary                 150    150,000          -          -        300    300,000
         Debt                           -          -          -          -        100    100,000
         Accrued liabilities            -          -          -          -          -          -
         Note receivable                -          -          -          -        650    650,000
         Conversion of preferred
           stock                     (470)  (796,457)         -          -          -          -

Conversion of preferred stock to
preferred stock                         -          -    166,667    100,000          -          -

Accretion                               -    600,084          -          -          -          -

Issuance of stock options for
services                                -          -          -          -          -          -

Deferred compensation                   -          -          -          -          -          -

------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                             F-6

                                                                                 BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                                                         Consolidated Statement of Shareholders' Equity
                                                                                                              Continued
-----------------------------------------------------------------------------------------------------------------------
                                     Series A             Series B              Series C              Series D
                                Preferred  Stock       Preferred Stock       Preferred Stock        Preferred Stock
                              -----------------------------------------------------------------------------------------
                                Shares     Amount     Shares     Amount     Shares     Amount     Shares      Amount
                              -----------------------------------------------------------------------------------------

Amortization of deferred
compensation                            -          -          -          -          -          -          -           -

Collection of subscription
receivables                             -          -          -          -          -          -          -           -

Expiration of Series D
preferred stock warrants                -          -          -          -          -          -          -           -

Reclassification to an asset
due to collection occurring
prior to issuance of the
audit report                            -          -          -          -          -          -          -           -

Capital contribution                    -          -          -          -          -          -          -           -

Preferred stock dividends           6,968     34,817        449      6,740        472    647,551          -           -

Net loss                                -          -          -          -          -          -          -           -
                              -----------------------------------------------------------------------------------------

Balance at September 30, 1998      39,774  $ 193,679        449  $   6,740          -  $       -          -  $        -
                              -----------------------------------------------------------------------------------------

                                     Series E              Series F                 Series J
                                 Preferred Stock       Preferred Stock           Preferred Stock
                              --------------------------------------------------------------------
                                Shares      Amount     Shares     Amount        Shares      Amount
                              --------------------------------------------------------------------

Amortization of deferred
compensation                            -          -          -          -          -            -

Collection of subscription
receivables                             -          -          -          -          -            -

Expiration of Series D preferred
stock warrants                          -          -          -          -          -            -

Reclassification to an asset due to
collection occurring prior to
issuance of the audit report            -          -          -          -          -            -

Capital contribution                    -          -          -          -          -            -

Preferred stock dividends              39     39,220     52,082     31,249          -            -

Net loss                                -          -          -          -          -            -
                              --------------------------------------------------------------------

Balance at September 30, 1998         323  $ 556,897  1,318,749  $ 680,699      1,135  $ 1,135,000
                              --------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                               F-7

                                                                                  BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                                                          Consolidated Statement of Shareholders' Equity
                                                                                                               Continued
------------------------------------------------------------------------------------------------------------------------
                                                                                          Additional          Stock
                                                                 Common Stock              Paid-in        subscriptions
                                                          -----------------------------
                                                           Shares           Amount          Capital         Receivable
                                                         ---------------------------------------------------------------

Balance at October 1, 1995                                 1,743,919    $        174    $ 22,709,486  $            -

Effect of 1 for 10 reverse stock split
(at December 31, 1998)                                    (1,569,527)           (157)            157               -

Issuance of preferred stock:
         Series C                                                  -               -               -               -
         Series D                                                  -               -               -      (2,000,000)

Issuance of common stock for:
         Cash                                                    400               -          32,500               -
         Services                                              2,172               -         522,857               -
         Conversion of preferred stock                        21,806               3       2,912,254               -

Issuance of warrants and options for services                      -               -         674,900               -

Amortization of deferred consulting expense                        -               -               -               -

Cancellation of Series D preferred stock subscription              -               -        (457,709)      2,000,000

Preferred stock dividends                                          -               -               -               -

Net loss                                                           -               -               -               -
                                                          ----------------------------------------------------------

Balance at September 30, 1996                                198,770              20      26,394,445               -

Issuance of common stock for:
         Cash                                                  5,083               -         291,476               -
         Services                                             25,683               3       2,183,023               -
         Note receivable                                       1,000               -         116,000        (116,000)
         Conversion of preferred stock                        93,345               9       3,232,389               -
--------------------------------------------------------------------------------------------------------------------

                                                                           Deferred
                                                                         Compensation
                                                                             and        Accumulated
                                                          Warrants        Consulting      Deficit
                                                       ---------------------------------------------

Balance at October 1, 1995                              $     10,000   $   (674,891)   $(16,858,480)

Effect of 1 for 10 reverse stock split
(at December 31, 1998)                                             -              -               -

Issuance of preferred stock:
         Series C                                            328,500              -               -
         Series D                                            544,773              -               -

Issuance of common stock for:
         Cash                                                      -              -               -
         Services                                                  -       (238,783)              -
         Conversion of preferred stock                             -              -               -

Issuance of warrants and options for services                      -       (329,000)              -

Amortization of deferred consulting expense                        -        996,224               -

Cancellation of Series D preferred stock subscription              -              -               -

Preferred stock dividends                                          -              -         (91,199)

Net loss                                                           -              -      (6,422,620)
                                                         ------------------------------------------

Balance at September 30, 1996                                883,273       (246,450)    (23,372,299)

Issuance of common stock for:
         Cash                                                      -              -               -
         Services                                                  -     (1,334,330)              -
         Note receivable                                           -              -               -
         Conversion of preferred stock                             -              -               -

---------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                F-8

                                                                                  BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                                                          Consolidated Statement of Shareholders' Equity
                                                                                                               Continued
------------------------------------------------------------------------------------------------------------------------
                                                                                          Additional          Stock
                                                                 Common Stock              Paid-in        subscriptions
                                                          -----------------------------
                                                           Shares           Amount          Capital         Receivable
                                                         ---------------------------------------------------------------

Accretion of preferred stock:
         Preferred stock                                         -            -    1,066,667            -
         Volu-Sol Series A preferred stock                       -            -            -            -

Redemption of Series C  preferred stock                          -            -            -            -

Collections on common stock  subscriptions receivable            -            -            -       14,608

Issuance of warrants and options  for services                   -            -      349,900            -

Amortization of deferred  consulting expense                     -            -            -            -

Preferred stock dividends                                        -            -            -            -

Net loss                                                         -            -            -            -
                                                           ----------------------------------------------

Balance at September 30, 1997                              323,881           32   33,633,900     (101,392)

Issuance of common stock for:
         Cash                                               41,261            4      206,299            -
         Services                                          150,001           15    1,070,377            -
         Acquisition of subsidiary                          30,000            3      119,997            -
         Debt                                                    -            -            -            -
         Accrued liabilities                                10,065            1       59,133            -
         Note receivable                                         -            -            -     (650,000)
         Conversion of preferred stock                     731,454           73    3,626,249            -
---------------------------------------------------------------------------------------------------------

                                                                           Deferred
                                                                         Compensation
                                                                             and        Accumulated
                                                          Warrants        Consulting      Deficit
                                                       ---------------------------------------------


Accretion of preferred stock:
         Preferred stock                                          -             -     (3,698,751)
         Volu-Sol Series A preferred stock                        -             -         (4,000)

Redemption of Series C  preferred stock                           -             -              -

Collections on common stock  subscriptions receivable             -             -              -

Issuance of warrants and options  for services                    -      (153,500)             -

Amortization of deferred  consulting expense                      -     1,664,780              -

Preferred stock dividends                                         -             -       (337,766)

Net loss                                                          -             -     (8,067,933)
                                                        ----------------------------------------

Balance at September 30, 1997                               883,273       (69,500)   (35,480,749)

Issuance of common stock for:
         Cash                                                     -             -              -
         Services                                                 -             -              -
         Acquisition of subsidiary                                -             -              -
         Debt                                                     -             -              -
         Accrued liabilities                                      -             -              -
         Note receivable                                          -             -              -
         Conversion of preferred stock                            -             -              -

------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                             F-9

                                                                                  BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                                                          Consolidated Statement of Shareholders' Equity
                                                                                                               Continued
------------------------------------------------------------------------------------------------------------------------
                                                                                          Additional          Stock
                                                                 Common Stock              Paid-in        subscriptions
                                                          -----------------------------
                                                           Shares           Amount          Capital         Receivable
                                                         ---------------------------------------------------------------


Conversion of preferred stock to  preferred stock              -              -         37,245               -

Accretion                                                      -              -       (600,084)              -

Issuance of stock options for  services                        -              -        295,750               -

Deferred compensation                                          -              -              -               -

Amortization of deferred compensation                          -              -              -               -

Collection of subscription receivable                          -              -              -          46,200

Expiration of Series D preferred stock warrants                -              -        544,773               -

Reclassification of stock subscription satisfied
subsequent to year end                                         -              -              -         650,000

Capital contribution                                           -              -         49,271               -

Preferred stock dividends                                      -              -              -               -

Net loss                                                       -              -              -               -

                                                       -------------------------------------------------------
Balance at September 30, 1998                          1,286,662   $        128   $ 39,042,910    $    (55,192)
                                                       =======================================================
--------------------------------------------------------------------------------------------------------------

                                                                           Deferred
                                                                         Compensation
                                                                             and        Accumulated
                                                          Warrants        Consulting      Deficit
                                                       ---------------------------------------------



Conversion of preferred stock to  preferred stock              -               -               -

Accretion                                                      -               -               -

Issuance of stock options for  services                        -        (295,750)              -

Deferred compensation                                          -        (447,584)              -

Amortization of deferred compensation                          -         507,972               -

Collection of subscription receivable                          -               -               -

Expiration of Series D preferred stock warrants         (544,773)              -               -

Reclassification of stock subscription satisfied
subsequent to year end                                         -               -               -

Capital contribution                                           -               -               -

Preferred stock dividends                                      -               -        (759,577)

Net loss                                                       -               -      (1,608,447)
                                                    --------------------------------------------

Balance at September 30, 1998                       $    338,500    $   (304,862)   $(37,848,773)
                                                    --------------------------------------------
------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                            F-10

                                                               BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                                                 Consolidated Statement of Cash Flows
                                                                            Years Ended September 30,
-----------------------------------------------------------------------------------------------------
                                                            1998              1997            1996
                                                         --------------------------------------------
Cash flows from operating activities:
   Net loss                                                $(1,608,447)   $(8,067,933)   $(6,422,620)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                              66,573        232,838        197,121
     Provision for losses on receivables                       114,698              -              -
     Recognition of revenues in exchange for investments      (400,000)             -              -
     Loss on disposal of fixed assets                                -              -         69,043
     Write-down of investment in technology                          -        337,873        244,839
     Issuance of common stock and warrants for services      1,460,392      1,045,096        629,975
     Amortization of deferred consulting expense               507,972      1,664,780        996,224
     Reduction in related party note receivable                      -         40,000        125,660
     Change in  assets  and  liabilities,
     net of effect  of  nonmonetary  asset
       acquisitions:
         Receivables                                          (463,306)       (29,685)        23,618
         Inventories                                           149,488         61,086       (456,418)
         Prepaid expenses                                      (19,032)             -              -
         Net assets for discontinued operations                362,473       (337,691)             -
         Other assets                                          117,412        (15,825)       (14,805)
         Payables and accrued expenses                      (2,014,759)       751,674        178,506
         Unearned revenue                                            -        (84,000)        84,000
         Minority interest                                     (14,200)             -              -
                                                         --------------------------------------------
              Net cash used in
              operating activities                          (1,740,736)    (4,401,787)    (4,344,857)
                                                         --------------------------------------------
Cash flows from investing activities:
   Purchase of property, equipment, and intangibles           (327,151)       (41,096)      (478,030)
   Purchase of investments                                     (25,000)             -              -
   Net (advances to) repayments from related parties        (1,152,430)      (291,525)       222,143
                                                         --------------------------------------------
              Net cash used in
              investing activities                          (1,504,581)      (332,621)      (255,887)
                                                         --------------------------------------------
Cash flows from financing activities:
   Proceeds from notes payable                               1,074,500              -              -
   Proceeds from issuance of common stock                      206,303        306,084         32,500
   Proceeds from issuance of preferred stock and related
      warrants                                                 808,500      3,500,000      4,500,000
   Increase in deferred compensation                          (447,584)             -              -
   Payments received on stock subscription receivable           46,200              -              -
   Offering costs for Series C and D preferred stock                 -              -       (945,000)
   Redemption of Series C preferred stock                            -     (2,000,000)             -
   Issuance of preferred stock by Volu-Sol, Inc.                     -        320,555              -
                                                         --------------------------------------------
              Net cash provided by
              financing activities                           1,687,919      2,126,639      3,587,500
                                                         --------------------------------------------
Net decrease in cash and cash equivalents                   (1,557,398)    (2,607,769)    (1,013,244)

Cash and cash equivalents at beginning of year               1,585,099      4,192,868      5,206,112
                                                         --------------------------------------------
Cash and cash equivalents at end of year                   $    27,701    $ 1,585,099    $ 4,192,868
                                                         --------------------------------------------
-----------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                 F-11

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows
                                                                       Continued
--------------------------------------------------------------------------------

Supplemental disclosure of noncash investing and financing activities:

During the fiscal year 1998, the Company purchased 52% of the outstanding common stock of Rockwood. The Company entered into certain agreements to make loans to Rockwood and pay cash if certain benchmarks are met, in exchange for the common stock and recorded net assets from the acquisition as follows:


Receivables                                 $   582,928
Related party receivables                       526,260
Inventories                                     439,463
Property and equipment, net                       9,946
Other assets                                    120,503
Payables and accrued expenses                (1,584,348)
Minority interest                               (45,481)
Equity                                          (49,271)
                                            -----------

                                                      -
                                            -----------

During the year ended September 30, 1998:

o    The  Company  issued   preferred  stock  in   payment  of  preferred  stock
     dividends of $759,577.

o The Company issued preferred stock in exchange for debt, receivables, and acquisition of intangibles of $1,200,000.

o The Company issued common stock in exchange for debt and acquisition of intangibles of $179,134.

o The Company increased common stock and additional paid-in-capital and decreased preferred stock by $3,626,322 due to the conversion of preferred stock to common stock.

o    The   Company   increased   preferred   stock  and   decreased   additional
     paid-in-capital   by  $600,084  due  to  the  preferred  stock   beneficial
     conversion feature.

o The Company increased additional paid-in-capital and decreased warrants by $544,773 due to certain preferred stock warrants expiring.

o The Company increased additional paid-in-capital and increased deferred compensation by $295,750 due to the issuance of stock options for future services.

o The Company increased additional paid-in-capital and decreased preferred stock by $37,245 as a result of the conversion of Series C preferred stock to Series F preferred stock.

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                            F-12

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows
                                                                       Continued

--------------------------------------------------------------------------------



Supplemental   disclosure  of  noncash  investing  and  financing  activities  -
Continued:

During fiscal year 1997, 116,027 shares of Series A convertible preferred stock with a recorded value of $559,815 were converted into 34,808 shares of common stock. In addition, 12,058 and 1,817 shares of Series B and C convertible preferred stock with a recorded value of $178,837 and $2,493,746 were converted into 362 and 89,503 shares of common stock, respectively. During fiscal year 1997, the Company declared preferred stock dividends of $337,766. The Company intends to issue 4,368 shares of Series A convertible preferred stock, 449 shares of Series B convertible preferred stock and 309 shares of Series C convertible preferred stock as payment of these dividends.

During fiscal year 1996, 98,738 shares of Series A convertible preferred stock with a recorded value of $444,321 were converted into 2,962 shares of common stock. In addition, 3,200 shares of Series D convertible preferred stock with a recorded value of $2,467,936 were converted into 18,844 shares of common stock. During fiscal year 1996, the Company declared preferred stock dividends of $91,199. During fiscal year 1996, the Company exercised its option to cancel subscriptions for 2,000 shares of Series D convertible preferred stock.


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                            F-13

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                              September 30, 1998, 1997, and 1996
--------------------------------------------------------------------------------

1.   Nature of Operations

Biomune Systems, Inc. (Biomune) was incorporated in Nevada on December 31, 1981. Biomune is a biopharmaceutical and nutraceutical company that, along with its wholly owned subsidiary (the Company), Optim Nutrition, Inc. (Optim), is engaged primarily in researching, developing, producing and marketing biologic pharmaceutical products and nutraceutical food supplements derived from Biomune's patented technology (ProMune). Nutraceutical food supplements are derived from a whey protein food base and are marketed as a beneficial source of nutrients to promote good health.


Effective April 1, 1998, Biomune acquired a 52% interest in Rockwood Companies, LLC, a California limited liability company (Rockwood), which is engaged in the research, development, distribution and sale of biologic pharmaceutical products, nutraceutical and medical food products and supplements, and health and beauty aids. The consolidated financial statements include those of Rockwood from April 1, 1998 through September 30, 1998.


Another wholly owned subsidiary, Volu-Sol, Inc. (Volu-Sol), was engaged in researching, developing, manufacturing, marketing and distributing medical diagnostic stains and related equipment. Effective October 1, 1997, all of the outstanding shares of Volu-Sol's common stock were distributed as a stock dividend to the shareholders of Biomune and, as a result, Volu-Sol ceased to be subsidiary of Biomune. Volu-Sol's net assets and results of operations are presented as discontinued operations as of September 30, 1997 and for the years ended September 30, 1997 and 1996.



--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------


2.   Significant Accounting Policies

Going  Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 1998, the Company had an accumulated deficit of $37,848,773 and incurred a loss of $1,608,447 for the year then ended. Although Company sales and revenues have had a substantial increase in 1998, the consolidated operations of the Company have not had sustained profitability and the Company has relied upon financing from the sale of its equity securities to satisfy its obligations. The Company has a technology license which expires in May 1999 and although the Company is in negotiations to renew the license there is no guarantee that the Company will be able to renew the license. In addition, the Company is obligated to provide financing to Rockwood and/or affiliates of the minority member. The Company is required to provide an additional $1,000,000 in financing prior to March 15, 1999. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources. Management's plan with respect to this uncertainty include raising additional equity funding through the sale of the Company's securities, evaluating new products and markets, and minimizing overhead and other costs. However, there can be no assurance that management will be successful.


Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its subsidiaries. All significant intercompany balances and transactions have been eliminated.


Cash and Cash Equivalents
For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------



2.   Significant Accounting Policies
     Continued

Inventories
Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method.


Intangible Assets
Intangible  assets  consists  primarily of licenses  acquired to market and sell
certain  products  and  goodwill   acquired  in  the  acquisition  of  Rockwood.
Intangibles are being amortized over a period of 5 to 10 years.


Investments
The Company has an investment in a Company related by common ownership. The Company values its investment at cost which approximates market.


Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.


Earnings Per Common and Common Equivalent Share
The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year.


The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.


Preferred stock dividends and the impact of beneficial conversion premiums increase the net loss attributable to common stockholders for purposes of computing the net loss per common share.


Revenue Recognition
Revenue is recognized upon shipment of product.


--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------



2.   Significant Accounting Policies
     Continued

Management, Consulting and Research Expenses
Management, consulting and research expenses include amounts paid to third-party and related-party consultants for marketing, investment banking, and other business advisory services (see Notes 11 and 12), as well as costs related to the Company's nutraceutical and pharmaceutical product research and development activities. Research and development costs totaled approximately $17,000, $560,000, and $822,000 for the years ended September 30, 1998, 1997, and 1996, respectively.


Advertising
The Company expenses the cost of advertising when the advertising occurs. For the years ended September 30, 1998, 1997, and 1996, advertising expenses totaled approximately $85,000, $210,000, and $120,000, respectively, and are included in other general and administrative expenses in the accompanying statement of operations.


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


Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.


The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


Reclassifications
Certain   accounts  in  the  1997  and  1996  financial   statements  have  been
reclassified to conform with the current year presentation.


--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------



3.   Detail of Certain Balance Sheet Accounts

                                                         September 30,
                                            ------------------------------------
                                                      1998              1997
                                            ------------------------------------
Receivables:
     Trade receivables                      $        1,065,556  $        80,758
     Related party receivables (see
       Note 5)                                       1,985,215          290,589
     Interest and other                                 61,436           15,936
     Subscription receivable                           650,000                -
     Less allowance for doubtful
       accounts                                       (223,698)         (80,500)
                                            ------------------------------------

                                                     3,538,509          306,783

Less long-term portion                              (1,391,260)               -
                                            ------------------------------------

Current portion                             $        2,147,249  $       306,783
                                            ------------------------------------




                                                       September 30,
                                            ------------------------------------
                                                   1998              1997
                                            ------------------------------------
Inventories:
     Finished goods                         $          220,234$          111,431
     Raw materials                                     541,009           231,337
     Reserve allowance                                (100,000)                -
                                            ------------------------------------

                                            $          661,243$          342,768
                                            ------------------------------------




                                                       September 30,
                                            ------------------------------------
                                                   1998              1997
                                            ------------------------------------
Payables and accrued expenses:
     Trade payables                         $          707,221  $        324,915
     Preferred stock dividends payable                       -           337,766
     Accrued legal expenses                                  -           225,000
     Accrued research expenses                               -           210,000
     Accrued payroll and payroll taxes                       -            85,494
     Other accrued expenses                             91,747           205,338
                                            ------------------------------------

                                            $          798,968  $      1,388,513
                                            ------------------------------------



--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------



3.   Detail of Certain Balance Sheet Accounts
     Continued

Preferred Stock:


                                                       September 30,
                                            ------------------------------------
                                                   1998              1997
                                            ------------------------------------

Series A, 10% cumulative, convertible;
39,774 shares and 34,802 shares
outstanding, respectively                   $          193,679  $        168,583

Series B, 10% cumulative, convertible
non-voting; 449 shares and -0- shares
outstanding, respectively                                6,740                 -



Series C, 8% cumulative, convertible
non-voting; -0- shares and 1,683
shares outstanding, respectively                             -         2,309,838

Series E, 8% cumulative, convertible
non-voting; 323 shares and -0- shares
outstanding, respectively                              556,897                 -



Series F, 8% cumulative, convertible,
non-voting; 1,318,749 shares and -0-
shares outstanding, respectively                       680,699                 -

Series G, 8% noncumulative, non-
voting, no shares issued and
outstanding                                                  -                 -

Series J, 10% cumulative, convertible
non-voting; 1,135 shares and -0-
shares outstanding, respectively                     1,135,000                 -
                                            ------------------------------------

                                            $        2,573,015  $      2,478,421
                                            ------------------------------------


--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------



4.   Property, Plant and Equipment

Property and equipment consists of the following:


                                                   September 30,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Furniture, fixtures, and equipment      $          275,303  $       164,641
Leasehold improvements                                   -            1,256
                                        -----------------------------------

                                                   275,303          165,897

Less accumulated depreciation
  and amortization                                (124,759)         (69,856)
                                        -----------------------------------

                                        $          150,544  $        96,041
                                        -----------------------------------



5.   Related Party Receivables

Related party receivables are comprised of the following:


                                                   September 30,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Note receivable from the minority
interest member. The note bears
interest at 8%, requires quarterly
interest payments with principal
due January 2006, secured by the
remaining ownership of the
subsidiary, accounts receivable
from entity related to the minority
member, and the guarantee of entity
related to a former officer. On
January 8, 1999, the note
receivable was satisfied                $          891,260  $             -

Note receivable from a related
entity of the minority interest
member, requiring quarterly
interest payments at 7%, principal
due in August 2000, secured by the
remaining ownership of the
subsidiaries                                       500,000                -


--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------



5.   Related Party Receivables
     Continued

Note receivable from the former
subsidiary of the Company due on
demand unsecured with interest at
10%                                                276,149                -

Notes receivable from entities,
which are shareholders or are
controlled by an advisory board
chairman, which are due on
demand                                             254,091          290,589

Note receivable from individual who
is a relative to former officer of
the company at an interest rate of
1% over prime, unsecured and due
on demand                                           50,000                -

Employee advances                                   13,715                -
                                        -----------------------------------

                                        $        1,985,215  $       290,589
                                        -----------------------------------



6.   Intangibles
Intangible assets consist of the following:

                                                   September 30,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Licenses                                $          595,000  $             -
Goodwill                                           222,700                -
ProMune Technology                                  70,000           70,000
                                        -----------------------------------

                                                   887,700           70,000

Accumulated amortization                           (73,691)         (42,012)
                                        -----------------------------------

                                        $          814,009  $        27,988
                                        -----------------------------------



--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------



6.   Intangibles
     Continued

During 1997, the Company determined that facts and circumstances warranted the write-down of the remaining net book value of approximately $337,800 related to certain technology (see Note 12). This determination was based on the Company's estimated future cash flows from this intangible asset taking into consideration that required royalties under a license arrangement were not received from a third party.


7.   Notes Payable

The Company, at September 30, 1998, has a note payable to a trust in the amount of $559,000 where in the trustee is the brother of the Company's president. The note bears interest at 12% with monthly interest payments, maturity of the note is February 1999 and is secured by the assets of the Company and a guarantee of approximately 60,000 shares of the Company's stock owned by a former officer of the Company.


The Company has $800,000 aggregate lines of credit from a bank. At September 30, 1998, the outstanding balance is $515,500. The lines have an interest rate of 10.25%, are due January 2000 and are secured by all assets of the subsidiary.


8.   Income Taxes

The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:


                                                Years Ended
                                               September 30,
                               ----------------------------------------------
                                     1998           1997           1996
                               ----------------------------------------------

Federal income tax benefit
   at statutory rate           $        550,000  $   2,743,000  $   2,184,000
Change in valuation
  allowance                            (550,000)    (2,743,000)    (2,184,000)
                               ----------------------------------------------

                               $              -  $           -  $           -
                               ----------------------------------------------





--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------



8.   Income Taxes
     Continued

Deferred tax assets (liabilities) are comprised of the following:


                                                   September 30,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Net operating loss carryforwards        $       10,300,000  $     9,750,000
Valuation allowance                            (10,300,000)      (9,750,000)
                                        -----------------------------------

                                        $                -  $             -
                                        -----------------------------------

As of  September  30, 1998,  the Company had net  operating  loss  carryforwards
(NOLs) for federal income tax reporting purposes of approximately $29,900,000. There can be no assurance that all of these NOLs will be available to offset future taxable income, if any. An NOL generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains other provisions which could reduce or limit the availability and utilization of these NOLs. For example, limitations are imposed on the utilization of NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company has established a valuation allowance for all of its deferred income tax assets.


--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------



8.   Income Taxes
     Continued

The Company has determined that as of December 10, 1991 ownership changes (as that term is defined in Section 382 of the Internal Revenue Code) may have occurred. The impact of this ownership change is to limit the use of approximately $1,661,000 of the Company's total NOLs. The Company estimates that the use of these NOLs would be limited to approximately $502,000 per year (on a cumulative basis). The NOLs that may have been limited by the possible ownership change expire in the years and in the amounts indicated below:


      Year Generated                 Amount              Year of Expiration
--------------------------------------------------------------------------------

1984                       $                  333,000           1999
1985                                           10,000           2000
1986                                          148,000           2001
1987                                          149,000           2002
1988                                          137,000           2003
1989                                          234,000           2004
1990                                          252,000           2005
1991                                          226,000           2006
1992                                          172,000           2007
                           --------------------------

Total                      $                1,661,000
                           --------------------------



The Company's NOLs that are not limited expire in the years and in the amounts indicated below:


      Year Generated                 Amount              Year of Expiration
--------------------------------------------------------------------------------

1992                       $                  625,000           2007
1993                                        6,386,000           2008
1994                                        3,417,000           2009
1995                                        3,217,000           2010
1996                                        5,762,000           2011
1997                                        7,203,000           2012
1998                                        1,608,000           2013
                           --------------------------

Total                      $               28,218,000
                           --------------------------




--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------



9.   Distribution of Volu-Sol Shares

Pursuant to the terms of a Distribution and Separation Agreement between Biomune and Volu-Sol, entered into in September 1997, the common stock of Volu-Sol was distributed pro rata to Biomune shareholders of record as of March 5, 1997 (the Distribution). The Distribution was effective October 1, 1997 on which date Volu-Sol ceased to be a subsidiary of Biomune. The accompanying consolidated financial statements present the financial position and results of operations of Volu-Sol as discontinued operations. For the fiscal years 1997 and 1996 revenues from Volu-Sol's operations totaled $493,754 and $434,691, respectively. As of September 30, 1997, total liabilities of Volu-Sol of $151,207 have been netted against total current assets of Volu-Sol and presented as net current assets of discontinued operations in the accompanying consolidated balance sheets.


In accordance with the terms of the Distributions and Separation Agreement, certain persons who remained Biomune employees or non-employee directors after the Distribution, hold Add-on Volu-Sol Options. The obligations with respect to the Add-on Volu-Sol options held by these individuals are obligations solely of Biomune.


10.  Reverse Common Stock Split

On November 10, 1997 and December 31, 1998, the Company's Board of Directors approved a 1-for-10 reverse common stock split. All common share amounts, per share information and numbers of common shares into which preferred stock is convertible have been retroactively adjusted to reflect this reverse common stock split in the accompanying consolidated financial statements.


11.  Commitments

Financing
The Company has an agreement to provide up to $1.5 million of financing to Rockwood and/or affiliates of the minority member over a one year period. Under terms of the agreement, the minority member has the right to redeem part of the Company's member interest if the Company fails to keep its covenants concerning the financing loans to Rockwood or affiliates. Among other things, the minority member could reduce the Company's interest to approximately 20% of the total issued and outstanding member interests. As of the date of this report, the Company has not advanced all of the funds required by the agreement. Under the agreement, the Company is required to advance an additional $1,000,000 prior to March 15, 1999.


--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------



11.  Commitments
     Continued

Optim
In September 1998, the Company acquired the exclusive worldwide marketing and distribution rights to the Mountain Lift sports and energy nutrition bars. Under the agreement, which has an initial term of 10 years and continues on a year-to-year basis thereafter, the Company pays a royalty of 7% of net sales generated by the licensed products. As of September 30, 1998, the Company had no sales royalty payable under terms of the agreement.


NiteBite
Also, in September 1998, the Company entered into an agreement acquiring the exclusive worldwide distribution rights to a time-release glucose bar. Under the agreement, the Company pays a 12% royalty on net sales of the patented product, which is marketed under the trade name NiteBite. The bars are manufactured for the Company under contract by third parties.

As of September 30, 1998, the Company had no royalties payable under terms of the agreement.


Technology
The Company has the exclusive right and license to utilize a patented process technology (Technology) for pharmaceutical and nutraceutical products, solely for human applications, in the United States, Canada, Kenya, Ivory Coast, Zimbabwe, Ghana, Zambia, and Nigeria, and their possessions and territories. The license includes the rights under four United States patents. This license expires in May 1999 and the Company is presently negotiating to extend the term of the license. The term of the license is extended automatically through March 2006, if the Company generates annual gross revenues from the sale of products utilizing the Technology of not less than $2,000,000. However, this minimum sales target has not been achieved and, unless minimum sales are achieved in that amount or an extension of the license is agreed to, the Company may lose its exclusive rights or its ability to continue using the Technology. The Company has not capitalized any amounts related to this technology at September 30, 1998.


--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------



11.  Commitments
     Continued

Technology - Continued
The license may also terminate if the Company fails to observe or perform any of the covenants, terms, conditions or provisions of the agreement or if it breaches any representation or warranty and fails to cure the breach within 30 days after receipt of written notice. Among other things, the License requires that the Company maintain certain levels of product liability insurance coverage. The Company presently does not maintain product liability insurance coverage in the amounts required by the license. The Company does, however, have product liability insurance in amounts that it believes are sufficient in light of its obligations under the license, present sales levels and its independent product liability exposure. Based on its current relationship with the grantor, the Company does not believe that its technical failure to comply with the insurance coverage covenant of the license will result in termination of the license.


The Company is required to pay royalties in the amount of 5% of gross receipts from the sale of all products covered by the license with respect to the first $3,500,000 of sales during each annual period and 7% of gross receipts with respect to all sales in excess of $3,500,000 during such annual periods. Under the current agreement, if the license is extended past May 1999, the Company is required to pay annual advances to be applied against royalties in the amount of $100,000 for the first year of such extension, and increasing by $10,000 each year thereafter. As of September 30, 1998, the Company had not paid any royalties under the License.


Consulting
The Company has a yearly consulting agreement with a former director of the Company. During 1998, he received 120,000 shares of common stock for services.


During 1997, the Company entered into several consulting agreements for various services through September 30, 1997. Under terms of the agreements, the Company issued an aggregate of 7,880 shares of common stock. The common stock have "piggy back" registration rights. The Company recorded $906,280 of consulting expense for the year ended September 30, 1997.


--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------



11.  Commitments
     Continued

Leases
The Company is contingently liable for the facilities of its Rockwood subsidiary, should the minority members related entities not make the payment. The Company is also contingently liable for the Volu-Sol lease should Volu-Sol not make the payment. See Note 19.


12.  Medical Waste Technologies

On November 30, 1993, the Company purchased the proprietary rights, trade secrets and interests in certain technologies (collectively, the "Medical Waste Technologies"). The Medical Waste Technologies consist of the following: 1) a device for the sterilization and decontamination of medical devices and waists,
2) a bioremediation process to detoxify and degrade hazardous substances through the use of certain microbes, and 3) a device and process for the safe treatment of used medical stains. An independent appraiser evaluated the Medical Waste Technologies and found the concepts scientifically valid and feasible for commercialization and further development.


Pursuant to a license agreement dated May 6, 1996 (the "Sterilization License"), the Company granted a 15-year license to Biomed Patent Development L.L.C. ("Biomed") for the exclusive use of a portion of the Medical Waste Technologies, known as the "Sterilization Technology," in connection with the manufacture and distribution of medical devices based on the Sterilization Technology and the provision of services related thereto. In September 1997, Biomed assigned its rights under the Sterilization License to Bioxide Corporation ("Bioxide") in exchange for Bioxide stock and the assumption of certain liabilities. Under the Sterilization License, the Company received royalties for the first year of the Sterilization License of $45,000, which were accounted for using the cost recovery method. The Company is entitled to receive royalties for all subsequent years equal to the greater of (a) 0.9 percent of gross sales of (b) $90,000. The next royalty payment of $90,000 became due subsequent to year end, but was not made to the Company. As a result, the Company has determined that its investment in the Medical Waste Technologies has been impaired, and has recorded an impairment loss equal to the remaining unamortized cost (see Note 6).


--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------



12.  Medical Waste Technologies
     Continued

Biomed has entered into a license with a third party in settlement of an alleged infringement claim by such third party relating to the Sterilization Technology. Biomed has indemnified the Company against any damages resulting from the claims of such third party.


13.  Common Stock Transactions

During fiscal years 1998, 1997, and 1996, the Company issued 150,001 and 25,683 and 2,172 shares of common stock, respectively, in exchange for services and bonuses. These issuances have been recorded at prices which represent the fair market value of the services received or the fair market value of the stock issued, whichever was more readily determinable.


The Company sold 41,261, 5,083, and 400  shares  of  restricted common stock for
$206,303,   $291,500,  and  $32,500  in  fiscal  years  1998,  1997,  and  1996, respectively. The shares were issued in connection with the exercise of existing options and warrants.


At September 30, 1997, certificates for 48,491 shares of the total common shares reflected in the accompanying consolidated financial statements as being issued and outstanding were not physically issued. However, the Company was obligated to, and is in the process of, issuing such stock certificates.


14.  Preferred Stock

Effective September 30, 1998, the Company satisfied the accrued preferred stock dividends through the issuance of additional shares of preferred stock from the following series: Series A 6,968 shares, Series B 449 shares, Series C 472 shares, Series E 39 shares and Series F 52,082 shares.


In addition, the Company converted 1,996 shares of Series A, 2,055 shares of Series B and 470 shares of Series E into 731,454 shares of the Company's common stock.


--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------



14.  Preferred Stock
     Continued

During the year ended September 30, 1997 the Company converted 116,027 shares of Series A, 12,058 shares of Series B and 1,817 shares of Series C into 93,345 shares of the Company's common stock. The Company issued 15,240 shares of Series A, and 1,000 shares of Series B preferred stock to satisfy $337,766 of preferred stock dividends. The Company also redeemed 1,500 shares of Series C preferred stock for $2,000,000.


During the year ended September 30, 1996 the Company converted 98,738 shares of Series A, and 3,200 shares of Series D into 21,806 shares of the Company's common stock. The Company issued 20,494 shares of Series A and 1,000 shares of Series B to satisfy $91,199 of preferred stock dividends.


15.  Stock Options and Warrants

The Company has established the 1992, 1993, 1995, and 1996 Stock Incentive Plans (collectively, "the Plans"), which allows for the granting of incentive stock options, nonqualified stock options, and the award of common stock to certain individuals, including employees, officers, directors, consultants, and others as designated by the board of directors. The Company has designated 900,000 shares of common stock for issuance under the 1992 plan, 1,500,000 shares under the 1993 plan, and 2,250,000 shares under the 1995 plan, and 2,500,000 under the 1996 plan. Under the terms of the Plans, the exercise prices for incentive stock options shall not be less than the fair market value at the date of grant. The exercise price for nonqualified stock options shall not be less than the lesser of: 1) the book value per share of common stock as of the end of the fiscal year of Biomune immediately preceding the date of grant, or 2) 50 percent of the fair market value per share of common stock on the date of grant. Options are exercisable within periods determined by the Board of Directors but may not exceed ten years from the date of grant. At September 30, 1997, 44,400, 33,450, 0, and 145,990 shares were available for issuance under the 1992, 1993, 1995, and 1996 plans, respectively. The 1992, 1993, 1995, and 1996 plans expire in December 1997, September 1998, February 2005, and March 2006, respectively.


--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------





15.  Stock Options and Warrants
     Continued

A summary of the stock option and warrant activity for fiscal years 1998, 1997, and 1996 is as follows:


                                                                    Weighted
                                                    Number           Average
                                                      of            Exercise
                                                    Shares            Price
                                             ----------------------------------

Outstanding at October 1, 1995                      64,472  $           238.90
     Exercised                                        (400)              81.20
     Canceled                                       (4,600)             283.30
     Granted                                        33,741              234.90
                                             ----------------------------------
Outstanding at September 30, 1996                   93,213              229.20
     Exercised                                      (6,576)              64.70
     Canceled                                      (11,867)             206.20
     Revalued                                      (58,294)             157.40
     Granted                                       107,744               62.70
                                             ----------------------------------
Outstanding at September 30, 1997                  124,220              129.40
     Exercised                                     (41,260)              37.00
     Canceled                                      (31,587)             206.18
     Granted                                       369,000                3.62
                                             ----------------------------------
Outstanding at September 30, 1998                  420,373  $           212.64
                                             ----------------------------------

Exercisable at September 30, 1998                  118,881
                                             ----------------------------------




--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------




15.  Stock Options and Warrants
     Continued

When accounting for the issuance of stock options and warrants financial accounting standards allows entities the choice between adopting a fair value method or an intrinsic value method with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Had the Company's options and warrants been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below:


                                                 Years Ended
                                                September 30,
                              -------------------------------------------------
                                    1998             1997            1996
                              -------------------------------------------------

Net loss applicable to
  common shares - as
  reported                    $      (2,968,108)  $ (12,108,450)   $ (6,513,819)
Net loss applicable to
  common shares -
  pro forma                   $      (2,986,846)  $ (13,307,910)   $ (7,445,759)
Loss per common
  share - as reported         $           (4.52)  $      (54.30)   $     (34.65)
Loss per common share -
  pro forma                   $           (4.55)  $      (59.70)   $     (39.60)
                              -------------------------------------------------



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                   September 30,
                                   ---------------------------------------------
                                        1998           1997           1996
                                   ---------------------------------------------

Expected dividend yield            $           -  $            -  $            -
Expected stock price volatility             108%             80%             80%
Risk-free interest rate                       5%            5.5%            5.5%
Expected life of options                 2 years         2 years         3 years
                                   ---------------------------------------------

The weighted average fair value of options granted during 1998, 1997, and 1996 are $.29, $45.00, and $70.70, respectively.


--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------




15.  Stock Options and Warrants
     Continued

The following table summarizes information about stock options and warrants outstanding at September 31, 1998:



                             Outstanding                     Exercisable
                  --------------------------------------------------------------
                                 Weighted
                                 Average
                     Number     Remaining    Weighted      Number      Weighted
    Range of       Outstanding Contractual   Average    Exercisable    Average
Exercise Prices        at          Life      Exercise         at       Exercise
                    09/30/98      (Years)      Price      09/30/98       Price
--------------------------------------------------------------------------------

$  2.00 to 17.50       369,000    2.3      $   3.62        67,508    $    2.51
  37.00 to 68.80        25,182    2.2         38.75        25,182        37.75
 167.00 to 400.00       26,191    1.0        255.56        26,191       255.56
--------------------------------------------------------------------------------

$  2.00 to 400.00      420,373    2.2      $  21.42       118,881    $   65.94
--------------------------------------------------------------------------------




16.  Earnings Per Share

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS as previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatements of EPS for all prior periods reported. During the year ended September 30, 1998, the Company adopted this standard. Adoption of this standard had no impact on the financial condition or operations of the Company.


--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------




16.  Earnings Per Share
     Continued

Earnings per share information is as follows:


                                                  Years Ended
                                                 September 30,
                               -------------------------------------------------
                                     1998            1997            1996
                               -------------------------------------------------

Net loss available to
  common stockholders          $     (2,968,108)  $ (12,108,450)  $  (6,513,819)
                               -------------------------------------------------

Average equivalent
 shares (basic and diluted)             656,000         223,000         188,000
                               -------------------------------------------------

Net loss per share
  (basic and diluted)          $         (4.52)   $      (54.30)  $      (34.65)
                               -------------------------------------------------



17.  Fair Value of Financial Instruments

None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.



--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------




18.  Related Party Transactions

The Company has the following related party activities:

     The Company has various notes and  receivables due from related parties see
     Note 5. Interest income recorded under the notes was approximately $102,000 and $31,000 during the years ended September 30, 1998 and 1997, respectively.

     The Company at September 30, 1998 has a note payable to a trust who's trustee is the brother of the president of the Company. See Note 7. Interest expense was $16,770 for the year ended September 30, 1998.

     The Company in 1998 has a management agreement with an entity owned by a shareholder and former officer of the Company. The agreement provides that the entity will provide management and marketing services to the Company in exchange for a fee equal to 45% of the gross revenues of the nutrition and medical food products. The Company had no payments due under terms of this agreement, which expires September 30, 1999.

     The Company during 1998 sold to another company under common control certain rights including royalties rights to a waste disposal technology for a gain of $400,000.


     The Company paid $37,000 rent to the minority interest member for the year ended September 30, 1998.


     The Company in 1996 had a consulting agreement with an indirect shareholder, whereby the shareholder received $10,000 per month and reimbursement of any out-of-pocket expenses. Effective October 1, 1996, the consulting agreement was terminated. The services provided to the Company included primarily financial and general business consulting services and introductions to the scientific, medical, financial and business communities. The Company recorded consulting expense of $120,000 in the fiscal year ended September 30, 1996.


     The Board of Directors approved the reimbursement to the shareholder of certain legal costs which Genesis incurred in connection with a litigation matter discussed in Note 21. For the year ended September 30, 1997, this amount totaled $96,000.



--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------




19.  Operating Leases

The Company leases its facilities related to continuing operations under noncancellable operating leases, which expire through July 2001. Lease expense for the years ended September 30, 1998, 1997, and 1996 was approximately $114,000, $117,000, and $47,000, respectively. Future minimum lease commitments are as follows:


Fiscal year                                                    Amount
                                                          -----------------
     1999                                                 $         119,000
     2000                                                            20,000
     2001                                                            13,000
                                                          -----------------

                                                          $         152,000
                                                          -----------------

These minimum lease commitments do not include any amounts associated with Volu-Sol's leased facility. To the extent that Volu-Sol defaults on any lease payments, Biomune is obligated to make such payments as the lessee. These lease commitments total $4,617 per month through November 2000.


20.  Acquisition

During the year ended September 30, 1998, the Company acquired a 52% majority interest in Rockwood, which was accounted for as a purchase and, accordingly, is included in the consolidated financial statements since April 1, 1998 (date of acquisition). The purchase price consisted of costs incurred in acquiring Rockwood and the commitment by the Company to advance up to $1.5 million of operating resources to Rockwood or related entities of the minority shareholder. The Company is also required to issue up to 500,000 shares of preferred stock if certain operating benchmarks are met. No operating benchmarks have been met at September 30, 1998. The excess of the purchase price over assets acquired of $222,700 has been included in goodwill and is being amortized over a period of five years.



--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------




20.  Acquisition
     Continued

The following unaudited pro forma consolidated results of operations have been prepared as if the 1998 acquisition had occurred at the beginning of fiscal 1996:


                                   Pro Forma Results of Operations
                           ------------------------------------------------
                                 1998            1997            1996
                           ------------------------------------------------

Total revenue              $      7,494,488  $    4,790,304  $    3,653,102

Total expenses                   10,132,819      12,638,553      10,116,398
                           ------------------------------------------------

Net loss                   $     (2,638,331) $   (7,848,249) $   (6,463,296)
                           ------------------------------------------------

Net loss per share         $          (4.02) $       (35.19) $       (34.38)
                           ------------------------------------------------

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.


21.  Litigation

The Company and certain of its officers and directors are currently involved in litigation with a shareholder. On October 12, 1995, a Proposed Class Action Complaint for violation of federal securities laws was filed in U.S. District Court. The complaint alleges various violations of the Securities and Exchange Act of 1934. On April 2, 1997, the trial court dismissed with prejudice all claims of the plaintiff and assessed costs of the litigation against the plaintiff. In May 1997, the plaintiff appealed the decision. On September 2, 1998, the Court of Appeals reversed the decision of the trial court and remanded the case for a determination by the trial court whether the complaint had been timely filed. No date had been set for a rehearing by the trial court.


The Company believes that the allegations made in the Complaint are wholly without merit and intends to vigorously oppose the claims of the plaintiff. However, there can be no assurance that the Company's defense will be successful. Until September 1998, the Company has paid the legal fees and related expenses associated with the defense of this action on behalf of the Company and the other named defendants. The financial statements do not include any accrued amounts should the Company not prevail in the litigation.


--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------



21.  Litigation
     Continued

On September 29, 1998, a lawsuit was filed in the Third Judicial District Court for Salt Lake County, naming the Company, Bioxide Corporation, and individuals and related entities as defendants. The plaintiff's claims allegedly arose out of his role in the development of certain waste disposal technologies. Those technologies were included in the property sold by the Company in 1998 to Bioxide Corporation. The defendants, including the Company, filed answers to the complaint, denying all of the plaintiff's principal allegations and claims and asserting counterclaims against the plaintiff, including, among other things, unjust enrichment and a claim that the plaintiff misrepresented his authority and ability to patent the technology at the core of the litigation. The litigation is presently in the discovery phase. The Company believes the plaintiff's claims to be without merit and will vigorously defend itself in this action. No amounts have been accrued in the financial statements.


By agreement with the Company, Harrogate Marketing LLC has agreed to assume and pay all costs, including legal fees, of the Company in connection with both of these matters.


22.  Recent Accounting Pronoucements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," Statement No. 131, "Disclosures about Segments on an Enterprise and Related Information" and Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statements No. 130 and No. 131 are effective for years beginning after December 15, 1997. Statement No. 132 is effective for years beginning after December 15, 1998. It is not expected that the adoption of these statements will have a material impact on the Company's financial statements.


During January 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5). SOP 98-5 becomes effective for all fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in its fiscal year beginning October 1, 1999. The Company does not expect the adoption of SOP 98-5 to have a material impact on the Company's financial statements.



--------------------------------------------------------------------------------

                                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------


23.  Subsequent Events

The Company, during 1998, sold common stock for a note receivable. Subsequent to the year end, the Company received $650,000. As part of the Company's acquisition of Rockwood, the minority shareholder agreed to contribute other assets totaling approximately $891,000. This contribution was originally in the form of a note. On January 8, 1999, the note was satisfied.


Subsequent to September 30, 1998, the holders of a majority of the issued and outstanding shares of Series F Preferred consented to an amendment of the designation of rights and preferences of the Series F Preferred whereby each share of Series F Preferred will be convertible to .3 of a share of common stock. However, not more than 250,000 shares of common stock may be issued in the aggregate in conversion of all shares of Series F Preferred unless stockholder approval is received for the issuance of more than 250,000 shares. Unconverted shares of Series F Preferred may be redeemed by the Company at a price of $.80 per share.

--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 15, 1998, the Company appointed Tanner + Co. ("Tanner") to replace Arthur Andersen LLP ("Andersen") as independent auditors of the Company. Andersen's services as the Company's auditor terminated on the same date.

         The report of Andersen on the Company's consolidated financial statements for the years ended September 30, 1997 and 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle, except that such report on the consolidated financial statements included an explanatory paragraph with respect to the Company being in the development stage and its having suffered recurring losses which raise substantial doubt about its ability to continue as a going concern.

         The decision to engage Tanner as the Company's independent auditors was approved by the Company's board of directors.

         Except as discussed below, in connection with the audits for the years ended September 30, 1997 and 1996, and through the interim period through June 15, 1998, there were no disagreements or "reportable events" with Andersen as described in Items 304(a)(1)(iv) and (v) of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Andersen would have caused it to make reference thereto in its report on the consolidated financial statements for 1997 and 1996.

         During the course of Andersen's review of the consolidated financial statements of the Company for the quarter ended March 31, 1998, certain matters came to Andersen's attention that were reported to the Audit Committee of the Company in a letter dated May 14, 1998. Andersen informed the Audit Committee that with respect to certain related-party notes receivable and trade accounts receivable significant collections had not been received to date. Additionally, Andersen informed the Audit Committee that with respect to certain of the Company's nutraceutical inventories there had been minimal sales activity. Andersen informed the Audit Committee that management's assessment was that both the receivables and the inventory balances were fully realizable and no additional reserves were necessary. Andersen encouraged the Audit Committee to monitor these issues with management.

         Substantive audit tests and further investigation into these issues would have been a necessary part of Andersen's audit procedures for the fiscal year-end September 30, 1998 financial statements had the client/auditor relationship not terminated. Andersen has been authorized by the Company to respond to any and all inquiries by the successor auditors, without limitation. The Company has cooperated fully with the new auditors to address these matters and these matters had no bearing on the decision to change auditors.

         Andersen provided to the Company a letter addressed to the Securities and Exchange Commission stating that it had reviewed the disclosure provided in the Current Report filed by the Company on June 19, 1998 to report the change and that it had no disagreement with the relevant portions of the disclosure contained in such Current Report, which is repeated here, pursuant to the requirements of Item 304(a)(3) of Regulation S-K. A copy of such letter, dated as of June 19, 1998, was filed as Exhibit 16 to the Current Report on Form 8-K.

         During the years ended September 30, 1997 and 1996, and through the interim period through June 15, 1998, there were no other reportable events (as referenced in Item 304(a)(1)(iv) and (v) of Regulation S-K).


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         As of January 8, 1998, the directors and executive officers of the Company were as follows:

    Name                                            Age                              Position

Christopher D. Illick...............................58..............................Director, Chairman of the Board
Michael G. Acton....................................35.................Director, Chief Executive Officer, President
Thomas Q. Garvey, III, M.D..........................55.....................................................Director
Aaron Gold, D.D.....................................70.....................................................Director
Charles J. Quantz, Esq..............................70.....................................................Director

     Christopher D. Illick Mr. Illick has been a Director of the Company since February 1995 and a Director of Optim since May 1, 1996. He has been Chairman of the Board of Directors since July 1998. Mr. Illick is Sr. Vice President of Brean Murry & Co., Inc., an investment banking firm. Since March 1995, Mr. Illick has been a limited partner in the investment banking firm of Oaks Fitzwilliams & Co., L.P. in New York City, New York. He has also been a general partner of Illick Brothers, a real estate and management concern since 1965, and was the founder and President of the U.S. subsidiary of Robert Fleming Holding, Ltd. of London, England, from 1973 to 1983. Mr. Illick is also a member of the board of directors of National Transaction Network, Inc.

         Michael G. Acton, C.P.A. Mr. Acton has been Chief Executive Officer of the Company since June 1998. Prior to that time, Mr. Acton was the Chief Financial Officer since July 1997 and Controller of the Company since October 1994. He was the President of Volu-Sol from March 15, 1996 until March 1997 and has been Chief Executive Officer and Chairman of Volu-Sol since March 1997. From June 1989 through October 1994, Mr. Acton was employed by Arthur Andersen LLP in Salt Lake City, Utah, where he performed various tax, audit and business advisory services. Mr. Acton received a Bachelor of Science Degree in Accounting in 1988 and a Master of Professional Accountancy Degree in 1989, both from the University of Utah. He is a Certified Public Accountant in the State of Utah.

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

         No family relationships exist between or among any of the Company's officers and directors. In addition to the above executive officers and directors, the Company's Optim subsidiary is managed by Randy Olshen, President.

         Randy Olshen. Mr. Olshen has been President of Optim since August 1998. Prior to joining the Company, Mr. Olshen was director of sales and marketing at Nellson Nutraceutical, where he directed all marketing and research and development activities for the private label business of pharmaceutical, clinical nutrition and medical food companies, worked on new product concept development, coordinated state-by-state medical reimbursement programs, lobbied for medical food bars to be included on state formularies, managed branded disease specific products, and built customer business and marketing relations with wholesalers, institutions, retailers, physicians, dieticians and patients. Before joining Nellson, Mr. Olshen was employed as business manager for sales and marketing at McGaw, Inc.

     Ira E. Ritter. Mr. Ritter served briefly as President of the Company from July 9, 1997 until January 1998. Prior to joining the Company, Mr. Ritter was the Vice Chairman of Quality King Distributors, a wholesale distributor of health and beauty care, grocery and pharmaceutical products. Since January 1997, Mr. Ritter has been the President of Rockwood and its predecessor companies. Mr. Ritter provides his services to Rockwood on a part-time basis and continues to be active in other business, community and personal pursuits. For the past ten years, Mr. Ritter has been the Chief Executive Officer of Andela Group, Inc., a California venture capital company. From 1983 to 1985, Mr. Ritter was active in the publishing business, founder or co-founder of several successful magazines and the executive publisher of best-selling books. He has also been active in civic and political circles. Mr. Ritter attended California State University at Northridge and founded his first successful magazine, Environmental Quality Magazine at the age of 21.

Board of Directors Committees

         The Board of Directors has established a Compensation Committee and an Audit Committee. The Board of Directors does not have and does not intend to establish a Nominating Committee, as such functions will continue to be performed by the entire Board of Directors.

Compensation Committee

         The Compensation Committee makes recommendations to the Board of Directors with respect to the compensation of management employees and administers plans and programs relating to employee benefits, incentives and compensation. The Compensation Committee also determines the persons to whom options should be granted under the Company's Stock Option Plans and the number of options to be granted to each person. The current members of the Compensation Committee are Michael G. Acton, Thomas Q. Garvey, III, and Christopher D. Illick. Mr. Acton abstains from all votes of the Compensation Committee with respect to matters involving his compensation.

Audit Committee

     The Audit Committee makes recommendations to the Board of Directors with respect to the engagement of the Company's independent public accountants and reviews the scope and effect of the audit engagement. The current members of the Audit Committee are Michael G. Acton, Charles J. Quantz and Christopher D. Illick.

Scientific Advisory Board

         The Company has a Scientific Advisory Board comprised of medical practitioners and distinguished academicians and scientists in the field of medicine to assist the Company with the development of its pharmaceutical drug candidates and nutraceutical products. The Company's management periodically consults with members of the Scientific Advisory Board with respect to issues arising within a particular member's area of expertise. Although the Company periodically receives guidance from certain of the members of the Scientific Advisory Board, all of the members of the Company's Scientific Advisory Board are otherwise employed on a full-time basis and, accordingly, are able to devote only a small portion of their time to the Company. Each member of the Scientific Advisory Board has entered into a Confidentiality Agreement with the Company and has agreed not to disclose any of the Company's confidential information during the period such person serves on the Scientific Advisory Board and for a period of five years thereafter. The members of the Scientific Advisory Board at September 30, 1998 are as follows:

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

     David O. Lucas, Ph.D. Dr. Lucas has been the President of PediaPharm Corporation, a development stage pharmaceutical company based in California, since 1994. Dr. Lucas has over 25 years of experience in the fields of microbiology and immunology and serves as a consultant to Technology Resources Group, a biomedical company based in California. From 1991 to 1994, Dr. Lucas was Vice President of the Children's Hospital Medical Center of Northern California, and prior to that, from 1986 to 1990, was Vice President of PTI, the company from which the Company licenses the Technology. From 1970 to 1986, Dr. Lucas was an associate professor of Microbiology and Immunology at the University of Arizona, College of Medicine. While at the University of Arizona, Dr. Lucas and Dr. Gerald Stott began research on what ultimately resulted in the Technology. Dr. Lucas is a named inventor on the patents that are the subject of the license with PTI.

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

     Thomas Q. Garvey III, M.D. Dr. Garvey is also a director of the Company. Please refer to his biographical information above.

         Except for Dr. Garvey, who has a separate agreement with the Company, members of the Scientific Advisory Board are paid either $250 per hour or $1,000 per day for their services, depending on the individual. Dr. Garvey's agreement with the Company provides for the payment of $400 per hour, $1,500 per half-day and $3,000 per full day for his services.

Business Advisory Board

     The Company also has a Business Advisory Board, the purpose of which is to advise the Company's management and the Board of Directors regarding the Company's development and future growth. None of the members of the Business Advisory Board are members of the Company's Board of Directors. The Company's management periodically consults with members of the Business Advisory Board concerning business issues. The members of the Business Advisory Board at September 30, 1998, are as follows:

     Royden G. Derrick. Mr. Derrick has been a prominent business and civic leader. Mr. Derrick has served on numerous boards, including as Chairman of the Board of U & I Corporation, member-director of the Federal Reserve, Salt Lake City Branch, and as a director of First Security Corporation. He founded and owned Western Steel Company, which eventually merged into Joy Manufacturing. As a civic leader, Mr. Derrick was Chairman of the University of Utah Board of Regents, Chairman of Partners of the Americas and a General Authority for The Church of Jesus Christ of Latter-day Saints. Royden G. Derrick is the father of the Company's former President, CEO, and Chairman, David G. Derrick.

     Wilford W. Kirton, Jr., Esq. Mr. Kirton is a prominent lawyer who founded the Salt Lake City, Utah-based law firm of Kirton & McConkie. Mr. Kirton has served on numerous boards, including Lawyers Title Company, Murdock Travel and the American Bar Association. He is David G. Derrick's father-in-law.

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

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the annual and long-term compensation in fiscal years 1998, 1997 and 1996 for services in all capacities to the Company of any person serving as Chief Executive Officer during fiscal year 1998. No other current or former executive officer of the Company received salary or bonus compensation exceeding $100,000 in 1998. No options or long-term incentive plan awards were granted or made to the referenced executive officers, except as noted in the table below:

                                              SUMMARY COMPENSATION TABLE

                                           Annual Compensation           Long-Term Compensation
                                    ------------------------------- ------------------------------
                                                                          Awards          Payouts

         (a)                  (b)       (c)      (d)       (e)         (f)       (g)        (h)          (i)
------------------------------------------------------------------------------------------------------------------
                                                                              Securities
                                                           Other    RestrictedUnderlying
                                                          Annual       Stock   Options/     LTIP       All Other
Name and Principal position Year (1)   Salary    Bonus Compensation   Awards    SARs(#)  Payouts($) Compensation($)
--------------------------- --------   ------    ----- ------------   ------    -------  ---------- ---------------

David G. Derrick,(3)          1998  $ 69,230      -0-       -0-         -0-     349,252(4)     -0-          -0-
CEO/President                 1997  $200,000      -0-       -0-         -0-      31,000        -0-          -0-
Chairman of the Board         1996  $203,000 (5)  -0-       -0-         -0-       6,000        -0-          -0-

Michael G. Acton,             1998  $100,000 (6)   --       -0-         -0-           0        -0-          -0-
CFO                           1997    80,000       --        --          --       2,500         --           --
President/CEO                 1996    60,000       --        --       2,350       2,350         --           --

-----------------------

(1)      Ended September 30th of each of the fiscal years indicated.

(2) Adjusted to reflect 1-for-10 reverse stock split effective November 10, 1997 and the 1-for-10 reverse split effective December 31, 1998.

(3) Pursuant to a management agreement (the "Management Agreement") between the Company and ADP Management Corporation ("ADP"), through June 15, 1996, ADP provided the Company with the management and administrative services necessary to manage the daily business operations and affairs of the Company and, in addition, furnished the Company with a president or chief executive officer (Mr. Derrick). The Management Agreement with ADP was terminated on June 15, 1996. While that Management Agreement was in force, the Company's Board of Directors determined the dollar amount of compensation that was paid to Mr. Derrick (through ADP). Mr. Derrick and his wife own ADP. The Management Agreement was replaced by an Employment and Non-Competition Agreement, which terminated on September 30, 1997. Mr. Derrick resigned as CEO, President and director of the Company in July, 1998. Mr. Acton replaced Mr. Derrick at that time. Amounts for Mr. Acton for periods prior to July, 1998 were paid to Mr. Acton in his position as Chief Financial Officer of the Company. See "Certain Relationships and Related Transactions. Mr. Derrick served as the Company's President during fiscal year 1995 and to January 1996, from April 1997 to July 1997, and resumed in that position effective January 1998. During all of fiscal years 1995, 1996 and 1997, and continuing to June 1998, he served as the Company's Chief Executive Officer and Chairman of the Board of Directors.

(4) Includes (a) repricing of options for the purchase of 41,252 shares, and (b) 308,000 shares covered by options held by Harrogate, a limited liability company owned 100% by Mr. Derrick. Mr. Derrick disclaims beneficial ownership of the Harrogate options, given the limitation placed thereon by the Company that their exercise will be permitted if and only to the extent that the ownership of shares acquired upon such exercise, when aggregated with all other shares of the Company's common stock beneficially owned by Mr. Derrick, will not exceed 4.9% of the issued and outstanding common stock of the Company.

(5) Represents salary pursuant to the June 15, 1996 Employment and Non-Competition Agreement plus $3,000 in director's fees paid to Mr. Derrick between October 1, 1995 and June 15, 1996, during which time Mr. Derrick was the Chairman of the Board, but not an employee of the Company.

(6) Mr. Acton was the chief accounting officer and, later, the chief financial officer of the Company until June 1998. For a brief period of time, from September 1997 until January 1998, Ira E. Ritter, President of Rockwood, also served as President of the Company. He received no compensation in such capacity and he resigned in January 1998.

         All of the Company's executive officers and directors have entered into Confidentiality Agreements with the Company and have agreed not to disclose any of the Company's confidential information during the period of service with the Company and for a period of five years thereafter.

STOCK PLANS

         In December 1992, July 1993, February 1995 and March, 1996, the Company's Board of Directors approved the 1992 Stock Incentive Plan, the 1993 Stock Incentive Plan, the 1995 Stock Incentive Plan, and the 1996 Stock Incentive Plan, respectively. The 1992 Stock Incentive Plan terminated December 31, 1997 and no additional options may be granted under it. As of September 30, 1998, 2370 shares of the Company's common stock were subject to options and issuable upon exercise of options granted previously under the 1992 Stock Incentive Plan. The 1993 Stock Incentive Plan has also terminated. A total of 12,438 shares of common stock were issuable upon exercise of options previously granted and outstanding under the 1993 Stock Incentive Plan at September 30, 1998. No shares of common stock were available for additional grants under the 1995 Stock Incentive Plan, and 19,230 shares of common stock were issuable upon exercise of outstanding options under the Plan at September 30, 1998. As of September 30, 1998, a total of 20,271 shares were issuable upon exercise of options granted under the 1996 Stock Incentive Plan. There are approximately 403,000 shares available for future grants under this plan.

Option Grants in Fiscal Year 1998

         The following table sets forth information concerning the grant of stock options and stock appreciation rights (SARs) made under the Company's plans during the fiscal year ended September 30, 1998 to the Chief Executive Officer and President:

                                         OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                          Potential Realizable Value at Assumed
                                                                                   Annual Rates of Stock Price
                                      Individual Grants                           Appreciation for Option Term
-------------------------------------------------------------------------  ----------------------------------------
            (a)           (b)         (c)            (d)          (e)         (f)           (g)
                                   % of Total
                       Number of  Options/SARs
                       Securities  Granted to
                       Underlying   Employees    Exercise or
                      Options/SARs  in Fiscal    Base Price    Expiration
         Name          Granted (#)     Year        ($/Share)      Date        5% ($)        10% ($)
-------------------------------------------------------------------------------------------------------------


David G. Derrick (1)    308,000     308,000      $2.00          9/30/2003    $30,800       $61,600

Michael G. Acton              0           0        N/A               N/A         N/A           N/A

         (i) All options granted Harrogate under a marketing services agreement. Harrogate is wholly owned by Mr. Derrick, however Mr. Derrick disclaims beneficial ownership of such shares. See Summary Compensation Table above.

Aggregated Option Exercises and Fiscal Year-end Option Value

         The following table sets forth information with respect to the exercise of stock options by the Company's Chief Executive Officer and President during the fiscal year ended September 30, 1998, as well as the aggregate number and value of unexercised options held by such officer on September 30, 1998.

                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                              Number of securities
                                                                   Underlying               Value of Unexercised
                                                                Unexercised options        In-the-Money Options at
                                                              At September 30, 1998(#)     September 30, 1998 ($)
                        Shares Acquired         Value             Exercisable/                 Exercisable/
Name                      On Exercise(#)     Realized($)          Unexercisable               Unexercisable
--------------------------------------------------------------------------------------------------------------------

David G. Derrick             41,252 (1)      $371,268(2)             349,252/-0-               N/A/(3)/-0-

Michael G. Acton                  0 (1)               -                4,306/-0-                N/A(3)/-0-


         (1) All share amounts adjusted to reflect 1-for-10 reverse stock split effective November 10, 1997, and the 1-for-10 reverse split effective December 31, 1998. The exercise price was $5.00 per share and the market price on the date of exercise was $14.00 per share (also adjusted for the intervening reverse stock split).

         (2) Shares acquired upon exercise of this option have been pledged as collateral security for the Company's obligation under a loan agreement. See "Certain Relationships and Related Transactions."

         (3) At September 30, 1998, none of the options were in the money.

Report on Repricing of Options

         In December 1997, the Board of Directors adjusted the exercise price of options previously granted under the Stock Option Plans to certain individuals, including certain of the Named Executive Officers. The Compensation Committee of the Board recommended the changes to bring the exercise prices closer to the market price for the Company's Common Stock at the time of the repricing such that the options continued to provide incentive for the persons who held them. The new exercise price was based on the market price at the close of trading on the date the repricing was adopted. The following table summarizes information concerning the adjustments made to the exercise price of options held by all executive officers of the Company during the past 10 fiscal years.



                                                 Ten-Year Option Repricings


            (a)                    (b)             (c)                (d)               (e)             (f)             (g)
                                                Number of           Market
                                                Securities           Price           Exercise                        Length of
                                                Underlying            Of               Price                         Original
                                                 Options/          Stock at           At Time                       Option Term
                                                   SARs             Time of             Of              New        Remaining at
                                               Repriced or         Repricing         Repricing       Exercise         Date of
                                                 Amended         Or Amend-ment       Or Amend-         Price       Repricing or
     Name and Position            Date              (#)               ($)            ment ($)           ($)          Amendment

---------------------------- --------------- ----------------  -----------------  ---------------  ------------- -----------------
Michael G. Acton                    10/23/96            1,600                116              250            116           4 years
CFO, President, CEO                 10/23/96              750                116              200            116           4 years
                                     7/28/97            1,600                 37              116             37           3 years
                                     7/28/97              750                 37              116             37           3 years


David G. Derrick (1)                10/23/96            4,000               $116             $200           $116           4 years
Former President and CEO            10/23/96            1,400                116              200            116           4 years
                                    10/23/96            6,000                116              200            116           4 years
                                     7/28/97            4,000                 37              116             37           3 years
                                     7/28/97            1,400                 37              116             37           3 years
                                     7/28/97            6,000                 37              116             37           3 years
                                     7/28/97            1,000                 37              116             37           4 years
                                    12/15/97            4,000                  5               37              5           2 years
                                    12/15/97            1,400                  5               37              5           2 years
                                    12/15/97            6,000                  5               37              5           2 years
                                    12/15/97            1,000                  5               37              5           3 years

James J. Dalton                     10/23/96            1,200                116              200            116           4 years
Former Vice President               10/23/96            1,000                116              231            116           4 years
                                     7/28/97            1,200                 37              116             37           3 years
                                     7/28/97            1,000                 37              116             37           3 years
                                     7/28/97            1,440                 37              116             37           4 years
                                     7/28/97              750                 37              116             37           4 years
Milton G. Adair                     10/23/96              750                116              234            116         4.5 years
Former CEO

-----------------------

(1) Includes options held by ADP Management under a contract by which ADP made Mr. Derrick's services available as President and CEO of the Company.

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

         This section discusses the Company's executive compensation policies and the basis for the compensation paid to the Company's executive officers, including its former Chief Executive Officer, David G. Derrick, and its current Chief Executive Officer, Michael G. Acton, during the fiscal year ended September 30, 1998.

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

         The components of compensation paid to executive officers consist of:

         o        base salary;

         o incentive compensation in the form of annual bonus payments and stock options awarded by the Company under the Company's Stock Incentive Plans; and

         o certain other benefits provided to the Company's executive officers.

         The Company's Compensation Committee is responsible for reviewing and approving cash compensation paid by the Company to its executive officers and members of the Company's senior management team, including annual bonuses and stock options awarded under the Company's Stock Incentive Plans, selecting the individuals who will be awarded bonuses and stock options under the Stock Incentive Plans, and determining the timing, pricing and amount of all stock options granted thereunder, each within the terms of the Company's Stock Incentive Plans.

         The Company's executive compensation program historically has emphasized the use of incentive-based compensation to reward the Company's executive officers and members of senior management for the achievement of goals established by the Board of Directors. The Company uses stock options to provide an incentive for its officers and employees, including selected members of management, and to reward such officers and employees for achieving goals that have been established for the Company. The Company believes its incentive compensation plan rewards management when the Company and its shareholders have benefitted from achieving the Company's goals and targeted research and development objectives, all of which the Compensation Committee feels will dictate, in large part, the Company's future operating results. The Compensation Committee believes that its policy of compensating officers and employees with incentive-based compensation fairly and adequately compensates those individuals in relation to their responsibilities, capabilities and contribution to the Company, and in a manner that is commensurate with compensation paid by companies of comparable size or within the Company's industry.

Components of Compensation

         The primary components of compensation paid by the Company to its executive officers and senior management personnel, and the relationship of such components of compensation to the Company's performance, are discussed below:

         Base Salary. The Compensation Committee periodically reviews and approves the base salary paid by the Company to its executive officers and members of the senior management team. Adjustments to base salaries are determined based upon a number of factors, including the Company's performance (to the extent such performance can fairly be attributed or related to each executive's performance), as well as the nature of each executive's responsibilities, capabilities and contributions. In addition, the Compensation Committee periodically reviews the base salaries of its senior management personnel in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for the Company's executive officers are reasonable in relation to the Company's size and performance in comparison with the compensation paid by similarly sized companies or companies within the Company's industry.

         Incentive Compensation. As discussed above, a portion of each executive officer's compensation package is in the form of incentive compensation designed to reward the achievement of short-term operating goals and long-term increases in shareholder value. The Company's Stock Incentive Plans allow the Board of Directors or the Compensation Committee to grant stock options to executive officers and employees for the purchase of shares of the Company's Common stock. Under the terms of the Stock Incentive Plans, the Board of Directors and the Compensation Committee have authority, within the terms of the Stock Incentive Plans, to select the executive officers and employees who will be granted stock options and to determine the timing, pricing and number of stock options to be awarded. The Compensation Committee believes that the stock options granted under the Stock Incentive Plans reward executive officers only to the extent that shareholders have benefitted from increases in the value of the Company's Common stock.

         Other Benefits. The Company maintains certain other plans and arrangements for the benefit of its executive officers and members of senior management. The Company believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the Company's industry.

Conclusion

         The Compensation Committee believes that the concepts discussed above further the shareholders' interests. At the same time, the Compensation
Committee believes that the program encourages responsible management of the Company. The Compensation Committee regularly considers plan design so that the total program is as effective as possible in furthering shareholder interests. The Compensation Committee bases its review on the experience of its own members, on information requested from management personnel, and on discussions with and information compiled by various independent consultants retained by the Company.

                                    Compensation Committee:

                                    Christopher D. Illick
                                    Michael G. Acton
                                    Thomas Q. Garvey III, M.D.

                             STOCK PERFORMANCE GRAPH

         The following graph compares the yearly cumulative total returns from the Company's common stock during the five fiscal year period ended September 30, 1998, with the cumulative total return on the Media General Index and the Standard Industrial Classification (SIC) Code Index for that same period. The comparison assumes $100 was invested on October 1, 1993 in the Company's common stock and in the common stock of the companies in the referenced Indexes and further assumes reinvestments of dividends.

                    COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                         AMONG BIOMUNE SYSTEMS, INC.,
                    MEDIA GENERAL INDEX AND SIC CODE INDEX

                           [LINE GRAPH APPEARS HERE]

                    ASSUMES $100 INVESTED ON OCT. 01, 1993
                          ASSUMES DIVIDEND REINVESTED
                       FISCAL YEAR ENDING SEPT. 30, 1998



                        Fiscal Year Ending September 30,
                        --------------------------------

                               1993       1994        1995        1996         1997          1998
                               ----       ----        ----        ----         ----          ----
Biomune Systems, Inc.          100       284.43      187.43      117.96        22.46          2.46
Commercial Physical Research   100        74.10      116.82      111.03       133.28        107.45
Media General Composite        100       104.92      125.75      149.50       203.79        209.69


Compensation of Directors

         Members of the Board of Directors who are not directly or indirectly employed by the Company are paid $500 for each Board meeting attended, in addition to having their expenses in connection with attending meetings of the Board of Directors. No stock options were issued during fiscal year 1998 to any such Directors for their service on the board.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the 1934 Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. Officers, directors and greater than 10% shareholders are requested by SEC Regulations to furnish the Company with copies of all
Section 16(a) reports they file. Based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended September 30, 1998 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         To the Company's knowledge, the following table sets forth information regarding ownership of the Company's outstanding common stock on January 4, 1999 by beneficial owners of more than 5% of the outstanding shares of common stock; each director and each executive officer; and all directors and executive officers as a group. Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the stock listed.

                                                                      Shares of Common stock
Name and Address                                                      Beneficially  Owned (2)
of Beneficial Owner (1)                                            Number         Percentage of Class
------------------------------------------------------     ------------------------------------------

Directors/Officers

Michael G. Acton (3) (Executive Officer/Director)                  9,057                    *

Aaron Gold, D.D. (4) (Director)                                    2,046                    *
4373 Sheldon Drive
La Mesa, CA 92401

Charles J. Quantz. (5) (Director)                                    872                    *
Post Office Box 8186
Emeryville, CA 94663

Thomas Q. Garvey, III, M.D.  (6) (Director)                        1,050                    *
10125 Gary Road
Potomac, MD 20854

Christopher D. Illick (7) (Director)                              17,520                  1.3%
22 Mountain Avenue
Princeton, N.J. 08450

All executive officers and
directors as a group (persons) (8)                                30,545                  2.3%
------------------------------

*         Less than 1% [Footnotes continued on next page.]

(1) Unless otherwise indicated, such person's address is the same as the Company's address.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date on which beneficial ownership is calculated, upon the exercise of options or warrants or otherwise. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants, or other rights to acquire shares, held by such person (but not those held by any other person) and exercisable within sixty (60) days from the date hereof have been fully exercised. Percentages are calculated based on 1,316,662 shares of common stock outstanding as of January 4, 1999 (as adjusted for shares deemed to be beneficially owned by such shareholder).

(3) Mr. Acton owns 4,752 shares of common stock directly and options to purchase 4,306 shares of common stock.

(4) Dr. Gold owns 696 shares of common stock directly and options to purchase 1,350 shares of common stock.

(5) Mr. Quantz owns 122 shares of common stock directly and options to purchase 750 shares of common stock

(6) Dr. Garvey owns 53 shares of common stock directly and options to purchase 997 shares of common stock.

(7) Mr. Illick owns 16,470 shares of common stock directly and options to purchase 1,050 shares of common stock.

(8) Based on a total of 1,325,115 shares of common stock, assuming the exercise of all options held by such person and exercisable within 60 days of the date of this statement.

         Approximately 2.3% of the issued and outstanding shares of the Company's common stock are beneficially owned by current directors and executive officers of the Company. There are no arrangements known to the Company, the operation of which may, at a subsequent date, result in a change of ownership or control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Derrick

          ADP. The Company entered into an Employment and Non- Competition Agreement with David G. Derrick, the Company's Chief Executive Officer and Chairman of the Board, effective as of June 15, 1996, which expired September 30, 1997. Mr. Derrick continued that position under a modified agreement until July, 1998.

         MK Financial, Inc. In fiscal year 1998, the Company entered into an investment banking arrangement with MK Financial, Inc., an entity owned by David
G. Derrick. Under this arrangement, the Company paid $150,000 to MK Financial for fees and commissions related to investment banking services performed during fiscal year 1998.

         Harrogate Marketing LLC. The Company has an agreement with Harrogate under which Harrogate provides marketing and management services and is paid a fee equal to 45% of the gross revenues from the sale of nutrition and medical food products. Harrogate is owned by David Derrick. The Company also granted Harrogate an option to purchase 308,000 shares of common stock at a price of $2.00 per share. Harrogate agreed to assume the expense (including legal fees and costs) of pending litigation and all marketing costs.

         Rockwood Transaction. Mr. Derrick was required to personally guarantee certain obligations of the Company in connection with the Rockwood purchase. The Company agreed to indemnity Mr. Derrick in connection with such guarantee. In addition, certain obligations of Cypress Springs LLC, the minority owner of Rockwood, relating to the assumption of the negative net worth of Rockwood at September 30, 1998, are guaranteed by Greenmints Investment Corp., a Delaware corporation. The assets of Greenmints securing this obligation of Cypress comprise trust deed notes secured by real property beneficially owned by Mr. Derrick and members of his immediate family. In January 1999, Mr. Derrick satisfied this note to Rockwood through a contribution of assets.

          Calvin Black Trust Loan. The Company borrowed $600,000 from the Calvin Black Trust. The trustee of the Trust is Phil B. Acton, the brother of the Company's President and CEO, Michael G. Acton. The loan to the Company is secured by assets, including accounts receivable and inventory. The obligation is guaranteed personally by Mr. Derrick, whose guarantee is further secured by the pledge of 60,000 shares of common stock of the Company beneficially owned by Mr. Derrick. The note is due February 28, 1999.

James J. Dalton

         Consulting Agreement. The Company has a consulting agreement (the "Consulting Agreement") with James J. Dalton, a former director of the Company. Pursuant to the Consulting Agreement, the Company pay Mr. Dalton a fee of $5,000 and 600 shares of common stock each month (for a total of 7,200 shares). Mr. Dalton was also granted a five year warrant exercisable for 10,000 shares of the Company's common stock. During fiscal year 1997, the Company issued to Mr. Dalton options to purchase 49,400 shares of the Company's common stock at $3.70 per share.

         Loans. During fiscal year 1995 and fiscal year 1994, the Company made loans aggregating $175,000 and $90,000, respectively, to Mr. Dalton. These loans were unsecured, bore interest at an annual rate of 12% and were due on demand. During fiscal year 1996, 1995 and 1994, Mr. Dalton made principal and interest payments totaling $60,000, $16,605 and $90,000, respectively, on those loans. On January 29, 1996, the Company agreed to eliminate the remaining principal and interest balances on these loans, which totaled approximately $126,000, in exchange for Mr. Dalton relinquishing his right to receive 50% of the future net profits of Volu-Sol (a former subsidiary of the Company), if any, for three years after the expiration of his agreement with the Company (or any extension thereof).

Christopher D. Illick

          The Company has a Consulting Agreement with Christopher D. Illick, one of the Company's directors and a member of its Compensation and Audit Committees. That Consulting Agreement provides for Mr. Illick's services as a director of the Company and as a member of the Company's Compensation and Audit Committees. Pursuant to that Consulting Agreement, the Company issues Mr. Illick 225 shares of common stock each month.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) Documents filed as part of this Form 10-K:

         1.       Financial Statements (included in Part II, Item 8)

                  Consolidated Balance Sheets as of September 30, 1998 and 1997

                  Consolidated Statements of Operations for the Years Ended September 30, 1998, 1997 and 1996

                  Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996

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

         3.4+              Certificate and Statement of  Determination of Rights
                           and   Preferences   of   Series   B  10%   Cumulative
                           Convertible Non-Voting Preferred Stock

         3.5+ Certificate and Statement of Determination of Rights and Preferences of Series D 8% Cumulative Convertible Non-Voting Stock

         3.6+ Certificate of Amendment to the Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock

         3.7+ Certificate and Statement of Determination of Rights and Preferences of Series C 8% Cumulative Convertible Non-Voting Preferred Stock

         3.8               Certificate and Statement of  Determination of Rights
                           and   Preferences   of   Series   E,  8%   Cumulative
                           Convertible Preferred Stock

         3.9               Certificate of Amendment of  Determination  of Rights
                           and   Preferences   of   Series   F,  8%   Cumulative
                           Convertible Preferred Stock

         3.10 Amendment to Determination of Rights and Preferences of Series F Preferred

         3.11 Certificate and Statement of Determination of Rights and Preferences of Series G, 8% Cumulative Preferred Stock

         3.12 Amendment to Designation of Rights and Preferences of Series G Preferred

         3.13 Certificate and Statement of Determination of Rights and Preferences of the Series J, 8% Cumulative Convertible Preferred Stock

         4.1**             Form of Common Stock Certificate

         4.3** Form of Series A 10% Cumulative Convertible Preferred Stock Certificate

         4.4* Form of Series B 10% Cumulative Convertible Preferred Stock Certificate

         4.5# Form of Series D 8% Cumulative Convertible Preferred Stock Certificate

         4.6+ Form of Series C 8% Cumulative Convertible Preferred Stock Certificate

         4.7               Form of Series E Certificate

         4.8               Form of Series F Certificate

         4.9               Form of Series G Amendment

         4.10              Form of Series J Certificate

         10.43*            Office Lease Agreement

         10.50*            Thomas Q. Garvey, III Indemnification Agreement

         10.51*            St.  Luke's-Roosevelt  Hospital  Center  Statement of
                           Agreement

         10.52*            Michael G. Acton Agreement

         10.53*            Frank A. Eldredge Agreement

         10.54*            James Dalton Agreement

         10.60#            Amended License Agreement with PTI

         10.77#            1995 Stock Incentive Plan

         10.80#            Incentive  Stock  Option  Agreement  with  Michael G.
                           Acton (May 4, 1995)

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

         10.95+            Lease Agreement with Young Electric Sign Company

         10.97+            Form  of  Registration  Rights  Agreement  (Series  C
                           Preferred)

         10.98+            Form  of  Investor   Questionnaire  and  Subscription
                           Agreement (Series C Preferred)

         10.108+           License Agreement with Biomed Patent Development LLC

         10.112+           First Amendment to Amended License Agreement with PTI

         10.113            Contract with ML Industries

         10.114            Contract with Medical Foods, Inc.

         10.115            Contract with Harrogate Marketing LLC

         10.116            Rockwood Purchase Agreement, as amended

         23.1              Consent of Tanner + Co.

         23.2              Consent of Arthur Andersen LLP

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

+ Incorporated by reference to the Company's Annual Report on From 10-K for the fiscal year ended September 30, 1996

(B) Reports filed on Form 8-K during the last quarter of the fiscal year ended September 30, 1998:

         On August 18, 1998, the Company filed a Current Report on Form 8-K to report changes to the terms of the Rockwood purchase and to file the audited financial statements and proforma financial data relative to the transaction.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of January, 1998.

                                                 BIOMUNE SYSTEMS, INC.
                                                  (Registrant)


                                              By:   /s/ Michael G. Acton
                                                    -------------------------
                                                    Michael G. Acton
                                                    Its: Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                      Title                             Date

/s/ Michael G. Acton                           Chief Executive Officer and       January 8, 1999
------------------------------------------     Director (Principal Executive
Michael G. Acton                               and Accounting Officer)


 /s/ Aaron Gold                                Director                          January 8, 1999
------------------------------------------
Aaron Gold



 /s/ Charles J. Quantz                         Director                          January 8, 1999
------------------------------------------
Charles J. Quantz



 /s/ Christopher D. Illick                     Director, Chairman                January 8, 1999
------------------------------------------
Christopher D. Illick

