Form 10QSB
period 1998-12-31
BIOMUNE SYSTEMS INC
filed 1999-02-16
CIK 714634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                                    OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
         -------------


                         Commission File Number 0-11472

                              BIOMUNE SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)



          Nevada                                       87-0380088
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



2401 South Foothill Drive
Salt Lake City, Utah                                                  84109-1405
(Address of principal executive offices)                              (Zip Code)

                                 (801) 466-3441
                           (Issuer's telephone number)





Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of February 9, 1999, the issuer had issued and outstanding 1,339,762 shares of common stock, par value $.0001.

                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION
                                                                                                               Page
                                                                                                                No.
       1.       Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets as of December 31, 1998
                  and September 30, 1998..........................................................................3

                  Unaudited Condensed Consolidated Statements of Operations for
                  the three months ended December 31, 1998 and 1997...............................................4

                  Unaudited Condensed Consolidated Statements of Cash Flows for
                  the three months ended December 31, 1998 and 1997...............................................5

                  Notes to Unaudited Condensed Consolidated Financial Statements..................................7

         2.       Management's Discussion and Analysis or Plan of Operation......................................11


PART II.          OTHER INFORMATION..............................................................................13



                                     PART I

ITEM 1 - Financial Statements

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS


                                                                               Dec. 31,     Sep. 30,
                                                                                 1998         1998
                                                                            -------------- ------------

Current assets:
  Cash and cash equivalents                                                 $      668,988 $     27,701
  Receivables, net                                                               1,568,592    2,147,249
  Inventories, net                                                                 580,123      661,243
  Prepaids                                                                         154,811       19,032
                                                                            -------------- -------------
 Total current assets                                                            2,972,514    2,855,225

Long-term Receivables, net                                                       1,391,260    1,391,260
Property and equipment, net                                                        146,588      150,544
Investments                                                                        660,000      425,000
Intangibles, net                                                                   787,999      814,009
Other assets, net                                                                   27,988       14,437
                                                                            -------------- -------------
       Total assets                                                         $    5,986,349 $  5,650,475
                                                                            ============== =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses                                     $    1,044,079 $     798,968
  Notes Payable                                                                    937,328     1,074,500
                                                                            -------------- -------------
           Total current liabilities                                             1,981,407     1,873,468
 Minority Interest                                                                  46,364        31,281
Shareholders' equity:
    Preferred stock, $.0001 par value; 50,000,000 shares
     authorized 1,360,430 shares and 1,360,430 shares
     issued and outstanding respectively                                         2,612,124     2,573,015
    Common stock, $.0001 par value; 500,000,000 shares
     authorized 1,339,762 shares and 1,286,662 shares
     outstanding respectively                                                          134           128
   Additional paid-in capital                                                   39,056,080    39,042,910
   Stock subscriptions receivable                                                  (55,192)      (55,192)
   Warrants                                                                        338,500       338,500
   Deferred compensation and consulting                                           (266,324)     (304,862)
   Accumulated deficit                                                         (37,726,744)  (37,848,773)
                                                                            -------------- -------------
           Total shareholders' equity                                            3,958,578     3,745,726
                                                                            -------------- -------------
                                                                            $    5,986,349 $   5,650,475
                                                                            ============== =============

  The accompanying notes are an integral part of these condensed consolidated balance sheets.


                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        For the Three Months
                                                          Ended Dcember 31,

                                                          1998           1997
                                                     ------------   ------------
REVENUES                                             $ 1,161,827    $    51,917

OPERATING EXPENSES:
  Cost of revenues                                       489,892         36,551
  Management, consulting and research fees               199,631        422,210
  Other general and administrative                       328,405        481,383
                                                     ------------   ------------
         Total operating expenses                      1,017,928        940,144
                                                     ------------   ------------
INCOME (LOSS) FROM OPERATIONS                            143,899       (888,227)
OTHER INCOME (EXPENSE):
  Interest income, net                                    41,079         30,822
   Minority interest                                      10,665             --
  Other, net
                                                     ------------   ------------
         Total other income, net                          30,414         30,822
                                                     ------------   ------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS             174,313       (857,405)
   Gain on disposal of discontinued Volu-Sol, Inc.            --         28,027
                                                     ------------   ------------
NET INCOME (LOSS)                                        174,313       (829,378)
Preferred Stock dividends and accretion of
    beneficial conversion feature                        (56,238)       (36,937)
                                                     ------------   ------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES        $   118,075    $  (866,315)
                                                     ============   ============
NET INCOME (LOSS) PER COMMON SHARE  (basic)          $      0.09    $     (2.62)
                                                     ============   ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             1,331,104        330,313
   (basic)
NET INCOME (LOSS) PER COMMON SHARE (fully diluted)   $      0.05    $     (2.62)
                                                     ============   ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,380,758        330,313
   (diluted)


  The accompanying notes are an integral part of these condensed consolidated statements.


                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents


                                                           For the Three Months
                                                             Ended December 31,

                                                             1998            1997
                                                        ------------ --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $   174,314  $  (1,519,490)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Gain on disposal of Volu-Sol, Inc.                             --        (28,027)
  Depreciation and amortization                              35,612         11,572
  Issuance of Common Stock, options and warrants for
  services                                                       --        199,359
  Amortization of deferred consulting expense                38,538         53,520
  Cancellation of stock issued to consultants                    --        (50,000)
  Exchange of related-party note receivable                      --         24,671
  Changes in assets and liabilities:
  Accounts receivable, net                                  648,656        (44,747)
  Interest receivable                                            --        (13,362)
  Inventories                                                81,120         31,597
  Advances to related party                                      --        150,000
   Prepaid expenses                                        (135,779)            --
  Other assets                                              (13,551)            --
  Accounts payable and accrued liabilities                  245,112       (463,002)
  Minority Interest                                          15,083             --
  Accrued payroll and payroll taxes                                        (45,063)
                                                        -----------    -----------
    Net cash generated (used) in operating activities     1,089,105     (1,303,130)
                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                           (5,646)            --
Net (advances) repayments from related parties              (70,000)            --
Payments received on notes receivable                            --       (337,691)
Purchase Investments                                       (235,000)            --
                                                        -----------    -----------
    Net generated (used) cash in investing activities      (310,646)      (337,691)
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                                  (137,172)            --
                                                        -----------    -----------
    Net cash provided (used) by financing activities       (137,172)            --
                                                        -----------    -----------


  The accompanying notes are an integral part of these condensed consolidated statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                        For the Three Months
                                                         Ended December 31,


                                                          1998           1997
                                                      -----------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                        $  641,287    $(1,640,821)

CASH AND CASH EQUIVALENTS AT  BEGINNING
   OF THE PERIOD                                          27,701      1,922,790
                                                      -----------   ------------

CASH AND CASH EQUIVALENTS AT END OF
   THE PERIOD                                          $ 668,988    $   281,969
                                                      ===========   ============



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended December 31, 1998 the Company paid dividends on its outstanding preferred stock by issuing additional shares of preferred stock totaling $52,285.

The Company increased common stock and additional paid in capital and decreased preferred stock by $17,129 due to the conversion of preferred stock to common stock.

The Company increased preferred stock and decreased additional paid in capital by $3,953 due to the preferred stock beneficial conversion feature.








  The accompanying notes are an integral part of these condensed consolidated statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998. Reference to the Company or Biomune includes Biomune Systems, Inc. and its subsidiaries, Optim Nutrition, Inc. and Rockwood Companies, LLC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position as of December 31, 1998 and the results of operations and cash flows for the three months ended December 31, 1998 and 1997. The interim financial statements should be read in conjunction with the following explanatory notes. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

(2) DIVESTITURE OF VOLU-SOL, INC.

On October 1, 1997, the Company divested itself of its wholly owned subsidiary Volu-Sol, Inc., by distributing the common stock of Volu-Sol prorata to the Company's stockholders of record as of March 5, 1997. The operations of Volu-Sol, Inc. are reflected herein as discontinued operations during the affected period.

(3)  NET INCOME (LOSS) PER COMMON SHARE

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

At December 31, 1998, there were outstanding options and warrants to purchase 418,881 shares of common stock and there were 1,331,104 shares of preferred stock outstanding, convertible into a minimum of 774,796 shares of common stock.

At December 31, 1997, there were outstanding options and warrants to purchase 1,095,135 shares of common stock and there were 36,485 shares of preferred stock outstanding, convertible into a minimum of 2,815,441 shares of common stock, neither of which are included in the computation of diluted EPS because they would be anti-dilutive.

(4)  COMMON STOCK TRANSACTIONS

The Company has deferred consulting expense related to shares issued under consulting agreements entered into prior to September 30, 1998. These deferred amounts are being recognized over the terms of the agreements as services are provided. Total amortization of these deferred consulting expenses was $38,538 for the three months ended December 31, 1998.

Subsequent to December 31, 1997, accrued vacation payable to two officers totaling $38,572 was settled by issuing 77,144 shares of Common Stock. In addition, accrued liabilities of $75,000 owed to ADP Management for office expenses and rent were settled by issuing 150,000 shares of Common Stock.

(5)  STOCK OPTIONS AND WARRANTS

As of December 16, 1997, the Company offered all holders of options and warrants a one-time opportunity to exchange their options or warrants, as the case may be, for options or warrants exercisable until February 28, 1998 at a price of $.50 per share. Option and warrant holders who decline to exchange their outstanding options or warrants and exercise the replacement warrants retained their existing options or warrants, without any change in the previously stated exercise terms and price. For the three months ended December 31, 1997, as a result of this exchange offer, the Company recorded compensation expense of $124,359 related to options held by employees and directors.

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

(6)  RELATED-PARTY TRANSACTIONS

During the quarter ended December 31, 1998, the Company recorded management fee income of $225,000 from its Rockwood subsidiary.

As  shown  on the  enclosed  balance  sheet,  related  party  receivables  equal
2,055,215.

From March 5, 1997 through September 30, 1997, the Company made loans to Volu-Sol, Inc. (then a wholly owned subsidiary of the Company) totaling $390,500. During the year-ended September 30, 1998, Volu-Sol made a payment of $150,000 of which $114,351 went to principal and $35,649 as interest. During the quarter ended December 31, 1998 the Company made additional loans to Volu-Sol totaling $70,000. These loans bear interest at a rate of 10% per annum and are due on demand. Accrued but unpaid interest owed to the Company on these loans totaled $20,159 at December 31, 1998.

During the quarter ended December 31, 1997, the Company entered into an investment banking arrangement with MK Financial, Inc., an entity owned by David
G. Derrick, who was then the Company's Chief Executive Officer and Chairman of the Board. Under this arrangement, the Company advanced $150,000 to MK Financial, Inc. for fees and commissions related to investment banking services to be performed. Subsequent to December 31, 1997, MK Financial, Inc. assisted the Company in raising additional capital through the sale of preferred stock. This agreement was terminated during the fiscal year ended September 30, 1998.

(7)  CONSULTING AGREEMENTS

On December 16, 1997, the Company entered into a consulting agreement with David Pomerantz ("Pomerantz"), whereby Pomerantz was issued a total of 180,000 shares of the Company's common stock in exchange for consulting services, consisting primarily of investor relations services, to be provided through September 30, 1998. The Company recorded consulting expense of $90,000 of which $67,500 is deferred and recognized over the remaining term of the consulting agreement, which expired on December 31, 1998.

(8) PREFERRED STOCK TRANSACTIONS

During the three months ended December 31, 1998, the Company accrued dividends on its outstanding Series A, Series E, Series F and Series J Preferred stock of $3,250, $5,460, $15,200 and $28,375, respectively. Preferred stock dividends are payable in either additional shares of preferred stock (of the same series) or in cash, at the option of the Board of Directors. On December 31, 1998, accrued dividends on Series A, E, F and J Preferred stock totaling $52,285, were paid by issuing 650 shares of Series A Preferred stock, 5.5 shares of Series E Preferred stock, 25,333 shares of Series F Preferred stock and 28.4 shares of Series J Preferred stock.

In December 1997, the Board of Directors authorized the creation of a series of the Company's preferred stock designated as "Series E 8% Cumulative Convertible Non-Voting Preferred Stock" (the "Series E Preferred stock"), consisting of 30,000 shares of the authorized and unissued shares of the Company's Preferred Stock, $0.0001 par value per share. The holders of shares of Series E Preferred stock are entitled to receive an annual dividend from the Company's assets legally available therefor, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of $80.00 per share. Dividends may be paid either in cash or in additional shares of Series E Preferred stock at the discretion of the Board of Directors of the Company. Each share of Series E Preferred stock may be converted into the number of shares of the Company's common stock determined by dividing $1,000 plus any accrued and unpaid dividends by an amount equal to the market price of the common stock on the date of conversion less 42%, subject to the Company's right of redemption. The holders of Series E Preferred stock are also entitled to certain rights and preferences upon liquidation. Subsequent to December 31, 1997, 283.5 shares of Series E Preferred stock were sold for $283,500 in cash. In addition, 280 shares of Series E preferred stock were issued to satisfy accounts payable of $280,000.

In December 1997, the Board of Directors authorized the creation of a series of the Company's preferred stock designated as "Series F 8% Cumulative Convertible Non-Voting Preferred Stock" (the "Series F Preferred stock"), consisting of 7,000,000 shares of the authorized and unissued shares of the Company's Preferred Stock, $0.0001 par value per share. The holders of shares of Series F Preferred stock are entitled to receive an annual dividend from the Company's assets legally available therefor, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of $0.048 per share. Dividends may be paid either in cash or in additional shares of Series F Preferred at the discretion of the Board of Directors of the Company. Each share of Series F Preferred stock may be converted into one share of the Company's common stock, subject to the Company's right of redemption. The holders of Series F Preferred also have certain preferences upon liquidation, subject to rights of senior series of preferred stock. Subsequent to December 31, 1997, 1,000,000 shares of Series F Preferred stock were sold for $600,000 in cash.

(9) ROCKWOOD TRANSACTION

In April 1998, the Company acquired a controlling (52%) equity interest in Rockwood's successor, Rockwood Companies LLC (referred to as "Rockwood LC"), for $360,000 cash, a commitment to issue 500,000 shares of preferred stock (payable if certain benchmarks in sales are obtained), and covenants on the part of the Company to loan $1,500,000 to Rockwood LC or its affiliates over a one-year period. Rockwood LC distributes and sells health and beauty aids to wholesale and retail chains Rockwood LC has the right to redeem a member's interest if the Company fails to keep its covenants to make the loans to Rockwood LC. Among other things, Rockwood LC could reduce the Company's equity interest to approximately 20% of the total issued and outstanding equity interests. As of December 31, 1998, the Company had not advanced $850,000 of the funds it had covenanted to loan to Rockwood LC, by March 15, 1999. Its ability to do so will depend in part on the Company's ability to obtain additional debt or equity financing and increasing sales of its products, of which there can be no assurance.


Item 2 - Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

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

         o the company is in negotiations to renew its technology license.

         The Company believes that the majority of its future revenues will come from its nutrition and medical food products and new nutraceutical products and pharmaceutical drugs. The Company cannot determine the ultimate effect that new products will have on revenues, earnings or the price of the Company's common stock.

         The Company's primary focus and efforts during the fiscal year ended September 30, 1998, were the commercialization of its nutraceutical products, assessing and obtaining additional nutraceutical and medical products to add to product line, and, to a lesser extent, continuing its efforts to obtain FDA approval of BWPT-301 for the treatment of cryptosporidiosis in people with AIDS and BWPT-302 for the treatment of E. coli, strain 0157:H7. During the quarter ended December 31, 1998, the Company's revenues were generated from the sale of Optimune and Maximune, special food bars and nutrition bars, and sale of health and beauty aids through the Company's majority owned Rockwood subsidiary.

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

         o development of one or more additional nutraceutical products based on the Technology; and

         o        approval of BWPT-301 and BWPT-302.

         o        renewing its technology license.

Results of Operations

Comparison of the Three Months Ended December 31, 1998
with the Three Months Ended December 31, 1997

         During the three months ended December 31, 1998, the Company had revenues of $1,161,827 compared to $51,917 for the comparable three month period ended December 31, 1997. The increase in sales is due primarily to sales of health and beauty aids, through Rockwood LC, acquired in April 1998, and sales of medical foods and nutrition bars that commenced during the quarter ended December 31, 1998.

         Cost of sales were $489,892 for the three months ended December 31, 1998 compared to cost of sales of $36,551 for the same period in 1997. The overall gross margin for the quarter in 1998 was 58% of revenues, compared to 30% for the comparable quarter in 1997. The increase in gross margin is due to the higher margins from the Company's Rockwood subsidiary.

         Management, consulting and research fees were $199,632 for the three months ended December 31, 1998, as compared to $422,210 for the three months ended December 31, 1997. The Company recorded $225,000 of management fee income, from its Rockwood subsidiary, for the quarter ended December 31, 1998, which reduced management, consulting and research fee expense. General and administrative expenses decreased from $481,383 for the three months ended December 31, 1997 to $328,405 for the three months ended December 31, 1998. The decrease in fees and expenses is due to the Company's efforts to reduce overhead costs.

         During the three months ended December 31, 1997, the Company had a net loss of $829,378 compared to a net profit of $174,313 for the three months ended December 31, 1998. This turnaround from a net loss in 1997 to a net profit in the same quarter in 1998 is attributable primarily to the increase in revenue from the Company's nutraceutical products and medical food bars and revenues from Rockwood LC and a reduction in operating expenses discussed above.

         Net (fully diluted) loss per common share was $(2.62) during the quarter ended December 31, 1997 compared to net income per common share of $0.05 for the quarter ended December 31, 1998. This turnaround from a net loss in 1997 to a net profit in the same quarter in 1998 is attributable primarily to the increase in revenue from the Company's nutraceutical products and medical food bars and revenues from Rockwood LC and a reduction in operating expenses discussed above.

         On October 1, 1997, the Company divested itself of its wholly owned subsidiary, Volu-Sol, Inc., by a pro rata distribution of Volu-Sol, Inc. common stock to the Company's shareholders of record as of March 5, 1997. The Company recognized a gain of $28,027 on disposal of discontinued Volu-Sol, Inc. operations as a result of this divestiture.

Liquidity and Capital Resources

         Historically, the Company has been unable to finance its operations from cash flows from operating activities. The Company expects it will require substantial funds and time to commercialize its nutraceutical products, to complete Phase II and Phase III clinical trials on BWPT-301(TM) (assuming efficacy is established during the Phase II clinical trials), to complete the necessary clinical trials on BWPT-302(TM), to obtain regulatory approval for and commercialize products utilizing the Technology and to develop and commercialize additional nutraceutical products based on the Technology. Because revenue-generating operating activities are not in place at significant levels and because the Company will require significant capital to accomplish the objectives set forth above, additional equity and/or debt funding will be required, although such funding may not be available or may not be available on favorable terms. Management believes that the Company-funded research and development efforts to date have positioned the Company to pursue future research and development efforts and clinical trials with joint venture, strategic alliance, government or private grants or other third-party funding.

         As of December 31, 1998, the Company had cash and cash equivalents of $668,988 and working capital of $991,107 as compared to cash and cash equivalents of $27,701 and working capital of $981,757 as of September 30, 1998.

         The Series A Preferred stock bears a 10% cumulative dividend payable annually in cash or in additional shares of Series A Preferred stock, at the election of the Company's Board of Directors. As of December 31, 1998, the Company had accrued dividends on the Series A Preferred stock totaling $3,250, which dividends the Company paid in additional shares of Series A Preferred stock.

         During the three months ended December 31, 1998, the Company's operating activities generated $1,089,105 of cash. During the same period in the previous fiscal year, the Company's operating activities used $1,303,130 of cash, which was provided by the raising of capital from the sale of preferred stock.

         The Company has no established credit facility with a bank of other lending institution. The Company has in the past, from time to time, borrowed money from certain shareholders, but there is no formal financing arrangement, agreement or understanding in affect with any of its shareholders or any other related or unrelated party at this time. The Company's current line of credit is due and payable on February 28, 1999.

         The Company's product line is limited and the Company has relied in large part upon financing from the sale of its equity securities to sustain operations. Additional financing will be required if the Company is to continue as a going concern. If such additional funding cannot be obtained, the Company may be required to scale back or discontinue its operations. Even if such additional financing becomes available to the Company, there can be no assurance that it will be on terms favorable to the Company. In any event, such financing will result in immediate and possibly substantial dilution to existing shareholders. Finally, based upon its operational needs in the coming months, some of the Company's existing assets may not be readily converted into sufficient liquid working capital to meet the company's cash requirements.

         The Company has a note payable of $559,000 due February 27, 1999. In addition, as of December 31, 1998, the Company had not advanced $850,000 of the funds it had covenanted to Rockwood LC by March 15, 1999. Its ability to meet these obligations will depend in part on the Company's ability to obtain additional debt or equity financing and increasing sales of its products, of which there can be no assurance.

Special Statement Concerning Forward-looking Statements

         This Report, in particular the "Management's Discussion and Analysis or of Operation" section, contains forward-looking statements concerning the expectations and anticipated operating results of the Company. All such forward-looking statements contained herein are intended to qualify for the safe harbor protection provided by Section 21Eof the Securities Exchange Act of 1934, as amended. The reader should understand that numerous factors govern whether events described by any forward-looking statement made by the Company will occur. Any one of such factors could cause actual results to differ materially from those projected by the forward-looking statements made in this Report. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. The forward-looking statements and associated risks relate to:

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

         The forward-looking statements are based on current expectations that may be affected by a number of risks and uncertainties and are based on certain assumptions, such as:

         o        the Company will have adequate financing available.

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

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         (a)               Exhibits

                  27       Financial Data Schedule

         (b)               Reports on Form 8-K

         By a Current Report on Form 8-K dated October 6, 1998, the Company reported an increase in the number of Volu-Sol shares issued as part of the divestiture of Volu-Sol, Inc., pursuant to an agreement with the NASD.

         By a Current Report on Form 8-K dated December 15, 1998, the Company reported the results of a hearing before the NASD regarding the continued listing of the Company's common stock on the Nasdaq SmallCap Stock Market.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              BIOMUNE SYSTEMS, INC.
                                  (Registrant)



Date: February 11, 1999           /s/ Michael G. Acton
                                  ----------------------------------------------
                                  Michael G. Acton,  Chief Executive Officer and
                                  Controller (Principal Financial and Accounting
                                  Officer)