Form 10QSB
period 1999-03-31
BIOMUNE SYSTEMS INC
filed 1999-05-17
CIK 714634

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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





Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 5, 1999, the issuer had issued and outstanding 2,008,142 shares of common stock, par value $.0001.

Transitional Small Business Disclosure Format
(Check One):

Yes __      No X

                              TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION
                                                                                    Page
                                                                                     No.
      1.    Financial Statements

            Unaudited Condensed Consolidated Balance Sheets as of March 31, 1999
            and September 30, 1998.....................................................3

            Unaudited  Condensed  Consolidated  Statements of Operations for the
            three and six months ended March 31, 1999 and 1998.........................4

            Unaudited Condensed Consolidated Statements of Cash Flows for
            the six months ended March 31, 1999 and 1998...............................5

            Notes to Unaudited Condensed Consolidated Financial Statements.............7

      2.    Management's Discussion and Analysis or Plan of Operation.................11


PART II.    OTHER INFORMATION.........................................................13

                                    PART I

 ITEM 1 - Financial Statements

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

ASSETS
                                                                               Mar. 31,         Sep. 30,
                                                                                 1999             1998
                                                                                 ----             ----
Current assets:
  Cash and cash equivalents                                                 $   202,346      $     27,701

  Receivables, net                                                              710,268         2,147,249
  Inventories, net                                                              174,591           661,243
  Prepaids                                                                      957,787            19,032
                                                                            -----------      ------------
 Total current assets                                                         2,044,992         2,855,225

Long-term receivables, net                                                      500,000         1,391,260
Property and equipment, net                                                      58,723           150,544
Investment in Rockwood                                                        1,681,377                -
Investments                                                                     381,056           425,000
Intangibles, net                                                                583,829           814,009
Other assets, net                                                                11,346            14,437
                                                                            -----------      ------------
       Total assets                                                         $ 5,261,322      $  5,650,475
                                                                            -----------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                     $   237,237      $    798,968
  Notes payable                                                                      -          1,074,500
                                                                            -----------      ------------
           Total current liabilities                                            237,257         1,873,468
 Minority interest                                                                   --            31,281
Shareholders' equity:
    Preferred stock, $.0001 par value; 50,000,000 shares authorized
      1,360,430 shares and 1,408,662 shares issued and
      outstanding respectively                                                2,428,638        2,573,015
    Common stock, $.0001 par value; 500,000,000 shares authorized
      2,008,142 shares and 1,339,762 shares outstanding respectively               201               128
   Additional paid-in capital                                               40,159,328        39,042,910
   Stock subscriptions receivable                                              (55,192)          (55,192)
   Warrants                                                                     338,500          338,500
   Deferred compensation and consulting                                        (245,044)        (304,862)
   Accumulated deficit                                                      (37,602,347)     (37,848,773)
                                                                            -----------      -----------
           Total shareholders' equity                                         5,024,084        3,745,726
                                                                              ---------      -----------
                                                                            $ 5,261,322      $ 5,650,475
                                                                            ===========      ===========



          The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               For the Three Months          For the Six Months
                                                                 Ended March 31,                Ended March 31,

                                                                 1999             1998           1999         1998
                                                                 -----            ----           ----         ----


REVENUES                                                      $    501,491   $    18,852       $ 1,663,318    $    70,769

OPERATING EXPENSES:
  Cost of revenues                                                 182,233         8,388           672,125         39,439
  Management, consulting and research fees                         235,257       364,524           563,662        662,375
  Other general and administrative                                 222,131       697,220           421,763      1,308,462
                                                              ------------   -----------       -----------    -----------
         Total operating expenses                                  639,621     1,070,132         1,657,550      2,010,276
INCOME (LOSS) FROM OPERATIONS                                     (138,130)   (1,051,280)            5,768     (1,939,507)
OTHER INCOME (EXPENSE):
  Interest income, net                                              42,043        25,915            83,122         56,737
   Minority interest                                                    -             -             10,665             -
  Other, net                                                       270,000            -            270,000             -
                                                              ------------   -----------       -----------    -----------
         Total other income, net                                   312,043        25,515           363,787         56,737
                                                              ------------   -----------       -----------    -----------
NET INCOME FROM CONTINUING OPERATIONS                              173,913    (1,025,365)          369,555     (1,882,770)
   Gain on disposal of discontinued Volu-Sol, Inc.                      -             -                 -          28,027
NET INCOME                                                         173,913    (1,025,365)          369,555     (1,853,743)
Preferred stock dividends and accretion of
    beneficial conversion feature                                  (49,514)     (732,215)         (105,752)      (769,152)
                                                              ------------   -----------       -----------    -----------
NET INCOME APPLICABLE TO COMMON SHARES                        $    124,399   $(1,757,580)      $   263,803     (2,623,895)
                                                              ============   ===========       ===========    ===========
NET INCOME (LOSS) PER COMMON SHARE  (basic)                   $       0.08   $     (3.60)      $      0.18    $     (6.44)
                                                              ============   ===========       ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (basic)               1,520,000       488,000         1,451,000        407,000
NET INCOME (LOSS) PER COMMON SHARE (diluted)                  $       0.06   $     (3.60)      $      0.13    $     (6.44)
                                                              ============   ===========       ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (diluted)             2,059,000       488,000         2,000,000        407,000

        The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                    For the Six Months
                                                                     Ended March 31,

                                                                              1999              1998
                                                                           ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $   369,555         $  (1,854,743)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Gain on disposal of Volu-Sol, Inc.                                             -                (28,027)
  Depreciation and amortization                                              76,497                21,127
  Issuance of common stock, options and warrants for services                    -                524,491
  Amortization of deferred consulting expense                                59,818               386,234
  Gain on sale of investments                                              (270,000)                   -
  Cancellation of stock issued to consultants                                    -                (50,000)
  Income from management fee from equity investment                        (450,000)                   -
  Changes in assets and liabilities:
  Accounts receivable, net                                                  914,677               (56,763)
  Inventories                                                               486,652                36,899
   Prepaid expenses                                                        (938,755)                   -
  Other assets                                                                3,091                    -
  Accounts payable and accrued liabilities                                 (561,729)             (546,433)
  Minority interest                                                          -         -
                                                                        -----------         -------------
    Net cash generated (used) in operating activities                      (310,194)           (1,567,215)
                                                                        -----------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                           (5,646)                   -
Net (advances) repayments from related parties                                   -               (451,929)
Payments received on notes receivable                                            -               (337,691)
Proceeds from sale of investment                                            431,000                    -
Purchase investments, net                                                  (274,000)                   -
                                                                        -----------         -------------
    Net cash generated (used) cash in investing activities                  151,354              (789,620)
                                                                        -----------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net                                   -                723,500
Proceeds from issuance of common stock, net                                 848,985               206,303
Net decrease in notes payable                                              (515,500)                   -
                                                                        -----------         -------------
    Net cash provided (used) by financing activities                        333,485               929,803
                                                                        -----------         -------------

          The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                    For the Six Months
                                                                     Ended March 31,

                                                                              1999              1998
                                                                           ----------        ----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                            $   174,645        $  (427,032)

CASH AND CASH EQUIVALENTS AT  BEGINNING
   OF THE PERIOD                                                               27,701          1,922,790
                                                                          -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF
   THE PERIOD                                                             $   202,346        $   495,758
                                                                          ===========        ===========


   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company had its ownership in Rockwood reduced from 52% to 19%. This change in ownership increased the carrying amount of its investment in Rockwood by $1,231,377 from reclassifying receivables of $1,011,508, unamortized intangible assets of $251,150 and reducing minority interest by $31,281.

The Company reduced notes payable by $559,000 by exchanging 189,000 shares of its investment in Bioxide Corporation.

The Company received 178,692 shares of Bioxide Corporation in exchange for receivables of $402,056.

The Company converted $267,506 of preferred stock to common stock.

The Company paid preferred stock dividends of $123,129 by issuing additional shares of preferred stock.















                The accompanying notes are an integral part of
              these unaudited condensed consolidated statements.

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998. Reference to the Company or Biomune includes Biomune Systems, Inc. and its wholly owned subsidiary, Optim Nutrition, Inc.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position as of March 31, 1999 and the results of operations for the three months and six months and cash flows for the six months ended March 31, 1999 and 1998. The interim financial statements should be read in conjunction with the following explanatory notes. The results of operations for the three months and six ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

(2) DIVESTITURE OF VOLU-SOL, INC.

On October 1, 1997, the Company divested itself of its wholly owned subsidiary Volu-Sol, Inc., by distributing the common stock of Volu-Sol pro rata to the Company's stockholders of record as of March 5, 1997. The operations of Volu-Sol, Inc. are reflected herein as discontinued operations during the affected period.

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

At March 31, 1999, there were outstanding options and warrants to purchase 15,632 shares of common stock and there were 1,408,662 shares of preferred stock outstanding, convertible into a minimum of 521,360 shares of common stock.


Preferred Stock         Number of           Convertible into #
                     Preferred Shares        of Common Shares
Series A                40,035                    1,360
Series E                    20                   20,000
Series F             1,367,415                  250,000
Series J                 1,192                  250,000
                  ------------            -------------
                     1,408,662                  521,360
                  ============            =============

(4)  COMMON STOCK TRANSACTIONS

The Company has deferred consulting expense related to shares issued under consulting agreements entered into prior to September 30, 1998. These deferred amounts are being recognized over the terms of the agreements as services are provided. Total amortization of these deferred consulting expenses was $59,818 for the six months ended March 31, 1999 and $21,280 for the three months ended March 31, 1999.

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

(6)  RELATED-PARTY TRANSACTIONS

During the six months ended March 31, 1999, the Company recorded a management fee of $225,000 from its Rockwood subsidiary.

From March 5, 1997 through September 30, 1997, the Company made loans to Volu-Sol, Inc. (then a wholly owned subsidiary of the Company) totaling
$390,500. During the year ended September 30, 1998, Volu-Sol made a payment of $150,000 of which $114,351 went to principal and $35,649 to interest During the six months ended March 31, 1999 the Company made additional loans to Volu-Sol totaling $96,000. These loans bear interest at a rate of 10% per annum and are due on demand. Accrued but unpaid interest owed to the Company on these loans totaled $28,813 at March 31, 1999. On March 31, 1999, the Company sold and assigned the Volu-Sol Note plus accrued interest to Bioxide Corporation in exchange for 178,205 shares of Bioxide Corporation common stock.

During the six months ended March 31, 1999 the Company sold 320,000 shares of Bioxide Corporations stock and recorded a gain of $270,000.

(7) PREFERRED STOCK TRANSACTIONS

During the six months ended March 31, 1999, the Company accrued dividends on its outstanding Series A, Series E, Series F and Series J Preferred stock of $6,500, $7,020, $30,400 and $56,750, respectively. Preferred stock dividends are payable in either additional shares of preferred stock (of the same series) or in cash, at the option of the Company. On March 31, 1999, accrued dividends on Series A, E, F and J Preferred stock totaling $100,670, were paid by issuing 1,300 shares of Series A Preferred stock, 6.0 shares of Series E Preferred stock, 50,666 shares of Series F Preferred stock and 56.8 shares of Series J Preferred stock.

During the six months ended March 31, 1999, 233.3 shares of the Company's Series E preferred stock were converted into approximately 230,000 shares of common stock. Subsequent to March 31, 1999, 74.1 additional shares of Series E were converted into approximately 59,000 shares of common stock.

(8) ROCKWOOD TRANSACTION

In April 1998, the Company acquired a controlling (52%) equity interest in Rockwood's successor, Rockwood Companies LLC (referred to as "Rockwood LC") for $360,000 cash, a commitment to issue 500,000 shares of preferred stock (payable if certain benchmarks in sales were obtained), and covenants on the part of the Company to loan $1,500,000 to Rockwood LC or its affiliates over a one-year period. Rockwood LC distributes and sells health and beauty aids to wholesale and retail chains. Rockwood LC retained the right to redeem a portion of the Company's member interest if the Company failed to keep its covenants to make the loans to Rockwood LC. As of December 31, 1998, the Company had not advanced $850,000 of the funds it had covenanted to loan to Rockwood LC. By letter dated March 15, 1999 Rockwood exercised its right to reduce the Company's interest to 19% and to terminate, effective December 31, 1998, other on-going commitments and agreements between the Company and Rockwood.

ITEM 2 - Management's Discussion and Analysis or Plan of Operation

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

Overview

      The Company is engaged in the research, development, distribution and sale of biologic pharmaceutical products, nutraceutical food products and supplements, medical foods and health and beauty aids. Certain of these products have been developed by the Company and incorporate a patented whey protein technology, which is designed to provide or increase protective immunities from an immune response to disease and to provide nutritional supplementation. The Company also markets a medical food bar that is a patented formulation developed by researchers at Beth Israel Deaconess Medical Center, Harvard Medical School, and marketed by the Company under an exclusive license. The energy and sports nutrition bars of the Company are also marketed under an exclusive license from the developer of the products. The Company also holds a minority interest in a California company that distributes health and beauty aids and related products to national wholesale and retail customers.

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

      The Company's primary focus and efforts during the fiscal year ended September 30, 1998, were the commercialization of its nutraceutical products, assessing and obtaining additional nutraceutical and medical products to add to product line, and, to a lesser extent, continuing its efforts to obtain FDA approval of BWPT-301 for the treatment of cryptosporidiosis in people with AIDS and BWPT-302 for the treatment of E. coli, strain 0157:H7. During the six months and the quarter ended March 31, 1999, the Company's revenues were generated from the sale of Optimune and Maximune, special food bars and nutrition bars, and sale of health and beauty aids through the Rockwood.

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

      o development of one or more additional nutraceutical products based on the Technology; and

      o      approval of BWPT-301 and BWPT-302.

      o      renewing its technology license.

Results of Operations

Comparison of the Three Months Ended March 31, 1999
with the Three Months Ended March 31, 1998

      During the three months ended March 31, 1999, the Company had revenues of $501,491 compared to $18,852 for the comparable three month period ended March 31, 1999. The increase in sales is due primarily to the sale of medical foods and nutrition bars that commenced during the quarter ended December 31, 1998.

      Cost of sales were $182,233 for the three months ended March 31, 1999 compared to cost of sales of $8,388 for the same period in 1998. The overall gross margin for the quarter in 1999 was 63.7% of revenues, compared to 30% for the comparable quarter in 1998. The increase in gross margin is due to the higher margins from the Company's Optim subsidiary.

      Management, consulting and research fees were $235,257 for the three months ended March 31, 1999, as compared to $364,524 for the three months ended March 31, 1998. General and administrative expenses decreased from $697,220 for the three months ended March 31, 1998 to $222,131 for the three months ended March 31, 1999. The decrease in fees and expenses is due to the Company's efforts to reduce overhead costs.

      During the three months ended March 31, 1998, the Company had a net loss of $1,025,365 compared to a net profit of $173,913 for the three months ended March 31, 1999. This turnaround from a net loss in 1998 to a net profit in the same quarter in 1999 is attributable primarily to the increase in revenue from the Company's nutraceutical products and medical food bars, the sale of shares of Bioxide Corporation common stock held by the Company, the recording of $225,000 of management fee income from Rockwood, and a reduction in operating expense discussed above.

      Net (fully diluted) loss per common share was $(3.60) during the quarter ended March 31, 1998 compared to net income per common share of $0.06 for the quarter ended March 31, 1999. This turnaround from a net loss in 1998 to a net profit in the same quarter in 1999 is attributable primarily to the increase in revenue from the Company's nutraceutical products and medical food bars, the sale of Bioxide shares, the recording of $225,000 of management fee income from Rockwood, and a reduction in operating expense discussed above.

Comparison of the Six Months Ended March 31, 1999
with the Six Months Ended March 31, 1998

      During the six months ended March 31, 1999, the Company had revenues of $1,663,318 compared to $70,769 for the comparable six month period ended March 31, 1998. The increase in revenues is due to the sales of medical food and nutrition bars as well as sales of Rockwood.

      Cost of sales were $672,125 for the six months ended March 31, 1999 compared to cost of sales of $39,439 for the same period in 1998. The overall gross margin for 1999 was 59.6 percent of revenues, compared to 44 percent for the comparable quarter in 1998. The increase in gross margin is due to the higher gross margins from the Company's Optim product line.

      Management, consulting and research fees were $563,662 for the six months ended March 31, 1999, as compared to $662,375 for the six months ended March 31, 1998. This decrease is due to the Company's decision to allocate its limited resources to development and commercialization of its nutraceutical products rather than continuing research and development of pharmaceuticals at historical levels at this time. General and administrative expenses decreased from $1,308,462 for the six months ended March 31, 1998 to $421,763 for the six months ended March 31, 1999. The decrease in both of these expenses is due to the Company's efforts to reduce overhead costs and a reduction in the number of employees.

      Interest income was $82,028 for the six months ended March 31, 1999.

      During the six months ended March 31, 1999, the Company had a net profit of $172,906, compared to a net loss of $1,025,365 during the six months ended March 31, 1998. This turnaround from a net loss in 1998 to a net profit in the same quarter in 1999 is attributable primarily to the increase in revenue from the Company's nutraceutical products and medical food bars, the sale of Bioxide shares, the recording of management fees from Rockwood, and a reduction in operating expenses discussed above.

      Net income per common share was $0.13 for the six months ended March 31, 1999, compared to a net (fully diluted) loss per common share of $6.44 during the quarter ended March 31, 1998. This turnaround from a net loss in 1998 to a net profit in the same quarter in 1999 is attributable primarily to the increase in revenue from the Company's nutraceutical products and medical food bars, the sale of Bioxide shares, the recording of management fees from Rockwood, and a reduction in operating expenses discussed above.

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

      As of March 31, 1999, the Company had cash and cash equivalents of $202,346 and working capital of $1,807,755 as compared to cash and cash equivalents of $27,701 and working capital of $981,757 as of September 30, 1998. The increase in cash is due to the sale of Bioxide shares.

      The Company paid preferred stock dividends of $123,129 by issuing additional shares of preferred stock.

      During the six months ended March 31, 1999 the Company sold 320,000 shares of its Bioxide Corporation stock and recorded a gain of $270,000.

      During the three months ended March 31, 1999, the Company's operating activities used cash of $310,194. During the same period in the previous fiscal year, the Company's operating activities used $1,567,215 of cash, which was provided by the raising of capital from the sale of preferred stock.

      The Company has no established credit facility with a bank of other lending institution. The Company has in the past, from time to time, borrowed money from certain shareholders, but there is no formal financing arrangement, agreement or understanding in affect with any of its shareholders or any other related or unrelated party at this time.

Assignment of Note and Sale of Bioxide Shares

      The Company borrowed $600,000 from the Calvin Black Trust in May 1998 pursuant to a promissory note and line of credit agreement ("Note"). On March 31, 1999, the Company entered into an agreement with IMG, Ltd., a Utah limited liability company, for the sale of 300,000 shares of Bioxide Corporation common stock owned by the Company. The purchase price for such securities is $3.00 per share, payable $341,000 in cash and the assumption of the Note by IMG. At March 31, 1999, principal and accrued interest due under the Note was $570,552.27. The Trust and IMG entered into a separate agreement for the assumption of the Note, pursuant to which the Trust released its claims against the Company under the Note. The sole member and manager of IMG is David G. Derrick, formerly the President, CEO and director of the Company.

Special Statement Concerning Forward-looking Statements

      This Report, in particular the "Management's Discussion and Analysis or of Operation" section, contains forward-looking statements concerning the expectations and anticipated operating results of the Company. All such forward-looking statements contained herein are intended to qualify for the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions the reader that numerous factors govern whether events described by any forward-looking statement made by the Company will occur. Any one of such factors could cause actual results to differ materially from those projected by the forward-looking statements made in this Report. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. The forward-looking statements and associated risks relate to:

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

      o the Company will be able to successfully market the health and beauty aids and its nutraceutical products, and successfully develop and commercialize other nutraceutical products;

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

Update on Year 2000 Readiness

      The "Year 2000 problem" is pervasive and complex, with the possibility that it will affect many technology systems. Systems and embedded technology that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company has reviewed its operating systems, information technology and information management systems and non-information technology systems in anticipation of potential Year 2000 problems. To date, the review has not revealed any problems with the Company's internal systems or equipment. In addition, the Company has not received any notification from significant vendors or service providers or other third parties whose services are significant to the business operations of the Company of possible Year 2000 problems with the information systems and technology of such third parties that may adversely affect the business, results of operations or financial condition of the Company.

      There can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

                         PART II.    OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds

Amendment of Conversion Feature of Series F Preferred

      In January 1999, the Company amended the designation of rights and preferences of the Series F Preferred Stock of the Company. The amendment was adopted by consent of the holders of the issued and outstanding shares of Series F Preferred. As amended, the rights and preferences of the Series F Preferred permit each share of Series F Preferred to be converted at the holder's option at any time after January 1, 1999 into 3 shares of the Company's

Common Stock. Previously, the conversion feature of this series was determined by dividing $1,000 plus any accrued and unpaid regular or special dividends by an amount equal to $.20.

Issuance of Unregistered Equity Securities During the Quarter Ended March 31,
1999

      During the quarter ended March 31, 1999, the Company issued 19,095 shares as compensation for services to an independent consultant who is otherwise not affiliated with the Company. During the quarter, the Company also issued 231,036 shares of common stock upon conversion of preferred stock.

ITEM 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27    Financial Data Schedule

      (b)   Reports on Form 8-K

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BIOMUNE SYSTEMS, INC.
                                    (Registrant)



Date:   May 17, 1999                      /s/ Michael G. Acton
                                          -----------------------------------
                  Michael G. Acton, Chief Executive Officer and
             Controller (Principal Financial and Accounting Officer)