Form 10QSB
period 1999-06-30
BIOMUNE SYSTEMS INC
filed 1999-08-16
CIK 714634

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                                             OR

( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM               TO
                                                               -------------
                           .
           ----------------


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





Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of August 10, 1999, the issuer had issued and outstanding 2,388,787 shares of common stock, par value $.0001.

Transitional Small Business Disclosure Format
(Check One):

Yes                  No X
   ---                 ---

                               TABLE OF CONTENTS



PART I.              FINANCIAL INFORMATION
                                                                            Page
                                                                             No.
    1.        Financial Statements

              Unaudited Condensed Consolidated Balance Sheets as of June
              30, 1999 and September 30, 1998..................................3

              Unaudited Condensed Consolidated Statements of Operations for
              the three and nine months ended June 30, 1999 and 1998...........4

              Unaudited Condensed Consolidated Statements of Cash Flows for
              the nine months ended June 30, 1999 and 1998.....................5

              Notes to Unaudited Condensed Consolidated Financial Statements...7

    2.        Management's Discussion and Analysis or Plan of Operation.......11


PART II.             OTHER INFORMATION........................................13

                                      PART I

 ITEM 1 - Financial Statements

                       BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

ASSETS


                                                                                                 June 30,         Sep. 30,
                                                                                                  1999             1998
                                                                                                  ----             ----
Current assets:
  Cash and cash equivalents                                                                 $      40,660    $      27,701
  Receivables, net                                                                                904,761        2,147,249
  Inventories, net                                                                                399,310          661,243
  Prepaids                                                                                      1,502,650           19,032
                                                                                            --------------   --------------
 Total current assets                                                                           2,847,381        2,855,225

Long-term Receivables, net                                                                        500,000        1,391,260
Property and equipment, net                                                                        87,642          150,544
Investment in Rockwood                                                                          1,681,377               -
Investments                                                                                       761,016          425,000
Intangibles, net                                                                                  568,955          814,009
Other assets, net                                                                                  11,346           14,437
                                                                                            --------------   --------------
       Total assets                                                                         $   6,457,717    $   5,650,475
                                                                                            ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses                                                     $     710,777    $     798,968
  Notes Payable                                                                                   150,000        1,074,500
                                                                                            --------------   --------------
           Total current liabilities                                                              860,777        1,873,468
 Minority Interest                                                                                                  31,281
Shareholders' equity:
    Preferred stock, $.0001 par value; 50,000,000 shares authorized 1,360,430 shares and
        1,428,388 shares issued and outstanding respectively                                    2,146,747        2,573,015
   Common stock, $.0001 par value; 500,000,000 shares authorized 2,008,142 shares and
        2,388,787 shares outstanding respectively                                                     239              128
   Additional paid-in capital                                                                  40,867,686       39,042,910
   Stock subscriptions receivable                                                                 (55,192)         (55,192)
   Warrants                                                                                       338,500          338,500
   Deferred compensation and consulting                                                          (223,764)        (304,862)
   Accumulated deficit                                                                        (37,477,276)     (37,848,773)
                                                                                            --------------   --------------
           Total shareholders' equity                                                           5,596,940        3,745,726
                                                                                            --------------   --------------
                                                                                            $   6,457,717    $   5,650,475
                                                                                            ==============   ==============






               The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                              For the Three Months             For the Nine Months
                                                                 Ended June 30,                  Ended June 30,

                                                               1999              1998            1999            1998
                                                              ------            ------          ------          ------
REVENUES                                                  $   612,085       $  1,372,751      $ 1,387,394     $ 1,443,520

OPERATING EXPENSES:
  Cost of revenues                                            261,566            753,591          552,209         793,029
  Management, consulting and research fees                     98,932            120,313          578,682         782,687
  Other general and administrative                             89,855            640,564          341,008       1,949,027
                                                          -----------       -------------     ------------    ------------
         Total operating expenses                             450,353          1,514,468        1,471,899       3,524,743
INCOME (LOSS) FROM OPERATIONS                                                   (141,717)         (84,505)     (2,081,223)
OTHER INCOME (EXPENSE):
  Interest income, net                                          9,883             54,144           93,005         110,881
   Minority interest                                                -                  -           16,341               -
  Other, net                                                        -                  -          495,000               -
                                                          -----------       -------------     ------------    ------------
         Total other income, net                                9,883             54,144          604,346         110,881
                                                          -----------       -------------     ------------    ------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                  171,616            (87,573)         519,841      (1,970,342)
   Gain on disposal of discontinued Volu-Sol, Inc.                 --                 -                --          28,027
NET INCOME (LOSS)                                             171,616            (87,573)         519,841      (1,942,315)
Preferred stock dividends and accretion of
    beneficial conversion feature                             (46,545)          (204,303)        (152,297)       (973,455)
                                                            ----------      -------------     ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                 125,071           (291,876)         367,544      (2,915,770)
                                                          ============      =============     ============    ============
NET INCOME (LOSS) PER COMMON SHARE  (basic)               $      0.06       $      (0.53)     $      0.22     $     (5.55)
                                                          ============      =============     ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  2,056,000            549,000        1,652,000         525,000
   (basic)
NET INCOME (LOSS) PER COMMON SHARE (diluted)              $      0.04       $      (0.53)     $      0.14     $     (5.55)
                                                          ============      =============     ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  3,102,000            549,000        2,698,000         525,000
   (diluted)
























                  The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                       BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                  Increase (Decrease) in Cash and Cash Equivalents


                                                                                For the Nine Months
                                                                                   Ended June 30,
                                                                                1999              1998
                                                                               ------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $    519,841      $ (1,942,316)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Gain on disposal of Volu-Sol, Inc.                                                 --           (28,027)
  Depreciation and amortization                                                  96,515            83,355
  Issuance of Common Stock, options and warrants for services                        --           561,526
  Amortization of deferred consulting expense                                    81,098           447,084
  Gain on sale of investments                                                  (270,000)               --
  Cancellation of stock issued to consultants                                        --           (50,000)
  Income from management fee from equity investment                            (450,000)               --
  Exchange of related-party note receivable                                          --            24,671
  Changes in assets and liabilities:
  Accounts receivable, net                                                       698,283           31,431
  Inventories                                                                    261,933           68,834
   Prepaid expenses                                                                   --               --
  Other assets                                                                (1,483,618)         (39,436)
  Accounts payable and accrued liabilities                                        88,190       (1,199,091)
  Minority Interest                                                                   --               --
                                                                           --------------    -------------
    Net cash generated (used) in operating activities                           (457,758)      (2,041,969)
                                                                           --------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                (5,646)          (3,721)
Net (advances) repayments from related parties                                        --       (1,225,335)
Payments received on notes receivable                                                 --               --
Proceeds from sale of investment                                                 431,000               --
Purchase investments, net                                                       (288,122)              --
                                                                           --------------    -------------
    Net cash generated (used) in investing activities                            137,232       (1,229,056)
                                                                           --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net                                        --        1,196,841
Proceeds from issuance of common stock, net                                      848,985          206,303
Net decrease in notes payable                                                   (515,500)              --
                                                                           --------------    -------------
    Net cash provided (used) by financing activities                             333,485        1,403,144
                                                                           --------------    -------------









                   The  accompanying   notes  are  an  integral  part  of  these
unaudited condensed consolidated statements.

                          BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                     Increase (Decrease) in Cash and Cash Equivalents


                                                                                For the Nine Months
                                                                                   Ended June 30,


                                                                                1999             1998
                                                                               ------           ------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                             $      12,959     $ (1,867,881)

CASH AND CASH EQUIVALENTS AT  BEGINNING
   OF THE PERIOD                                                                  27,701        1,922,790
                                                                           --------------    -------------

CASH AND CASH EQUIVALENTS AT END OF
   THE PERIOD                                                              $      40,660     $     54,909
                                                                           ==============    =============



      SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company reduced its ownership in Rockwood LC from 52% to 19% in March 1999. This change in ownership increased the carrying amount of its investment in Rockwood LC by $1,231,377 from reclassifying receivables of $1,011,508, unamortized intangible assets of $251,150 and reducing minority interest by $31,281.

During the nine months ended June 30, 1999, the Company reduced notes payable by $559,000 by exchanging 189,000 shares of its investment in Bioxide Corporation.

During the nine months ended June 30, 1999, the Company received 178,692 shares of Bioxide Corporation in exchange for receivables of $402,056.

During the nine months ended June 30, 1999, the Company converted $369,445 of preferred stock to common stock.

During the nine months ended June 30, 1999, the Company paid preferred stock dividends of $169,929 by issuing additional shares of preferred stock.
















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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position as of June 30, 1999 and the results of operations for the three months and nine months and cash flows for the nine months ended June 30, 1999 and 1998. The interim financial statements should be read in conjunction with the following explanatory notes. The results of operations for the three months and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

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

At June 30, 1999, there were outstanding options and warrants to purchase 15,632 shares of common stock and there were 1,428,388 shares of preferred stock outstanding, convertible into a minimum of 1,046,190 shares of common stock.


                                Number of             Convertible into #
Preferred Stock             Preferred Shares           of Common Shares
---------------             ----------------           ----------------
Series A                              34,410                      1,190
Series E                                  10                     15,000
Series F                           1,392,748                    448,000
Series J                               1,220                    582,000
                               -------------              -------------
                                   1,428,388                  1,046,190
                               =============              =============

(4)  COMMON STOCK TRANSACTIONS

The Company has deferred consulting expense related to shares issued under consulting agreements entered into prior to September 30, 1998. These deferred amounts are being recognized over the terms of the agreements as services are provided. Total amortization of these deferred consulting expenses was $66,310 for the nine months ended June 30, 1999 and $6,492 for the three months ended June 30, 1999.

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

During the nine months ended June 30, 1999, warrants to purchase 147,059 shares of common stock expired. As a result, $544,773 was reclassified from the caption "Common Stock Warrants" to the caption "Additional Paid-in Capital."

Subsequent to December 31, 1997, an option holder exercised his right to purchase 412,457 shares of common stock at $0.50 per share and the Company received $206,229 in cash.

(6)  RELATED-PARTY TRANSACTIONS

During the nine months ended June 30, 1999, the Company recorded a management fee of $225,000 from its Rockwood subsidiary.

From March 5, 1997 through September 30, 1997, the Company made loans to Volu-Sol, Inc. (then a wholly owned subsidiary of the Company) totaling
$390,500. During the year ended September 30, 1998, Volu-Sol made a payment of $150,000 of which $114,351 went to principal and $35,649 to interest During the nine months ended June 30, 1999 the Company made additional loans to Volu-Sol totaling $96,000. These loans bear interest at a rate of 10% per annum and are due on demand. Accrued but unpaid interest owed to the Company on these loans totaled $28,813 at June 30, 1999. During the nine months ended June 30, 1999, the Company sold and assigned the Volu-Sol Note plus accrued interest to Bioxide Corporation in exchange for 178,205 shares of Bioxide Corporation common stock.

During the nine months ended June 30, 1999 the Company sold 320,000 shares of Bioxide Corporations stock and recorded a gain of $270,000.

During the nine months ended June 30, 1999, the Company exchanged 322,000 shares of its common stock for 1,900 shares of Volu-Sol Series A Preferred pursuant to an agreement with investors entered into prior to the effective date of the divestiture of Volu-Sol. Approximately 122,000 shares of common stock were issued in the exchange to a shareholder of the Company and its former President, CEO and Chairman.

(7) PREFERRED STOCK TRANSACTIONS

During the nine months ended June 30, 1999, the Company accrued dividends on its outstanding Series A, Series E, Series F and Series J Preferred stock of $9,125, $7,220, $45,600 and $85,125 respectively. Preferred stock dividends are payable in either additional shares of preferred stock (of the same series) or in cash, at the option of the Company. On June 30, 1999, accrued dividends on Series A, E, F and J Preferred stock totaling $147,070, were paid by issuing 1,825 shares of Series A Preferred stock, 6.2 shares of Series E Preferred stock, 75,999 shares of Series F Preferred stock and 85.2 shares of Series J Preferred stock.

During the nine months ended June 30, 1999, 307.4 shares of the Company's Series E preferred stock were converted into approximately 289,000 shares of common stock. Subsequent to June 30, 1999, 20 additional shares of Series E were converted into approximately 30,000 shares of common stock.

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

Overview

           The Company is engaged in the research, development, distribution and sale of biologic pharmaceutical products, nutraceutical food products and supplements, medical foods and health and beauty aids. Certain of these products have been developed by the Company and incorporate a patented whey protein technology, which is designed to provide or increase protective immunities from an immune response to disease and to provide nutritional supplementation. The Company markets under an exclusive license agreement a medical food bar (NiteBite) that is a patented formulation developed by researchers at Beth Israel Deaconess Medical Center, Harvard Medical School. The energy and sports nutrition bars of the Company (Mountain Lift) are also marketed under an exclusive license from the developer of the products. The Company also holds a minority interest in Rockwood LC that distributes health and beauty aids and related products to national wholesale and retail customers.

           The Company believes its future results of operations will be affected by factors such as:

           o the availability of cash from financing activities to fund its operations;

           o the results of research and development efforts and the clinical trials on BWPT-301, BWPT-302 and other future pharmaceutical drug candidates based on or derived from the Technology;

           o market acceptance of Optimune, the nutrition and medical food bars, and pharmaceutical drug candidates;

           o          increased competitive pressures;

           o          changes in raw material sources and costs; and

           o adverse changes in general economic conditions in any market in which the Company conducts or markets its products.

           During the nine months and the quarter ended June 30, 1999, the Company's revenues were generated from the sale of Optimune and Maximune, special food bars and nutrition bars, and sale of health and beauty aids through Rockwood LC. The Company's primary focus and efforts during the fiscal year ended September 30, 1998, were the commercialization of its nutraceutical products, assessing and obtaining additional nutraceutical and medical products to add to its product line, and, to a lesser extent, continuing its efforts to obtain FDA approval of BWPT-301 for the treatment of cryptosporidiosis in people with AIDS and BWPT-302 for the treatment of E. coli, strain 0157:H7.

           Continuing in fiscal year 1999, the Company has directed its resources and efforts on:

           o          commercialization of its nutraceutical products;

           o continued marketing and selling of the NiteBite and Mountain Lift bars;

           o acquisition of new nutraceutical and or medical food products;

           o development of one or more additional nutraceutical products based on its BWPT products (collectively the "Technology");

           o          approval of BWPT-301 and BWPT-302; and

           o          renewing its Technology license.

Results of Operations

Comparison of the Three Months Ended June 30, 1999
with the Three Months Ended June 30, 1998

           During the three months ended June 30, 1999, the Company had revenues of $612,085 compared to $1,372,751 for the comparable three month period ended June 30, 1998. The decrease in sales is due primarily to the Company reducing its interest in Rockwood LC from 52% to 19% and partially offset by an increase in sales of its medical food, sports and energy bars and nutrition products.

           Cost of sales were $261,566 for the three months ended June 30, 1999 compared to cost of sales of $753,591 for the same period in 1998. The overall gross margin for the quarter in 1999 was 57% of revenues, compared to 45% for the comparable quarter in 1998. The increase in gross margin is due to the higher margins from the sale of its nutrition products, medical food and sports and energy bars.

           Management, consulting and research fees were $98,932 for the three months ended June 30, 1999, as compared to $120,313 for the three months ended June 30, 1998. General and administrative expenses decreased from $538,926 for the three months ended June 30, 1998 to $89,855 for the three months ended June 30, 1999. The decrease in fees and expenses is due to the Company's efforts to reduce overhead costs.

           During the three months ended June 30, 1998, the Company had a net loss of $291,876 ($0.53 per share, fully diluted) compared to a net profit of $125,071 ($0.04 per share) for the three months ended June 30, 1999. This turnaround from a net loss in 1998 to a net profit in the same quarter in 1999 is attributable primarily to the increase in revenue from the Company's nutraceutical products and medical food bars and a reduction in operating expense discussed above.

Comparison of the Nine Months Ended June 30, 1999
with the Nine Months Ended June 30, 1998

           During the nine months ended June 30, 1999, the Company had revenues of $1,387,394 compared to $1,443,520 for the comparable nine month period ended June 30, 1998. The decrease in revenues is due to the reduction of the Company's ownership interest in Rockwood LC.

           Cost of sales were $552,209 for the nine months ended June 30, 1999 compared to cost of sales of $793,029 for the same period in 1998. The overall gross margin for 1999 was 60% of revenues, compared to 45% for the comparable quarter in 1998. The increase in gross margin is due to the higher gross margins from the Company's Optim product line.

           Management, consulting and research fees were $578,682 for the nine months ended June 30, 1999, compared to $782,687 for the nine months ended June 30, 1998. This decrease is due to the Company's decision to allocate its limited resources to development and commercialization of its nutraceutical products rather than continuing research and development of pharmaceuticals at historical levels. General and administrative expenses decreased from $1,847,389 for the nine months ended June 30, 1998 to $341,008 for the nine months ended June 30, 1999. The decrease in these expenses is due to the Company's efforts to reduce overhead costs and a reduction in the number of employees.

           During the nine months ended June 30, 1999, the Company had a net profit of $367,544 ($0.14 per share, fully diluted), compared to a net loss of $2,915,770 ($5.55 per share) during the nine months ended June 30, 1998. This turnaround from a net loss in 1998 to a net profit in the same quarter in 1999 is attributable primarily to the increase in revenue from the Company's nutraceutical products and medical food bars, the sale of Bioxide shares, the recording of management fees from Rockwood LC, and a reduction in operating expenses discussed above.

Liquidity and Capital Resources

           Historically, the Company has been unable to finance its operations from cash flows from operating activities. The Company expects it will require substantial funds and time to commercialize its nutraceutical products, to complete clinical trials, to obtain regulatory approval for and commercialize products utilizing the Technology and to develop and commercialize additional nutraceutical products based on the Technology. Because revenue-generating operating activities are not in place at significant levels and because the Company will require significant capital to accomplish the objectives set forth above, additional funding will be required, although such funding may not be available or may not be available on favorable terms. Management believes that the Company-funded research and development efforts to date have positioned the Company to pursue future research and development efforts and clinical trials with joint venture, strategic alliance, government or private grants or other third-party funding.

           As of June 30, 1999, the Company had cash and cash equivalents of $40,660 and working capital of $1,986,604 as compared to cash and cash equivalents of $27,701 and working capital of $981,757 as of September 30, 1998. The increase in cash is due to the sale of Bioxide shares.

           The Company paid preferred stock dividends of $169,529 by issuing additional shares of preferred stock.

           During the nine months ended June 30, 1999 the Company sold 320,000 shares of its Bioxide Corporation stock and recorded a gain of $270,000.

           During the nine months ended June 30, 1999, the Company's operating activities used cash of $457,758. During the same period in the previous fiscal year, the Company's operating activities used $2,041,969 of cash, which was provided by the raising of capital from the sale of preferred stock.

           The Company has no established credit facility with a bank or other lending institution. The Company has in the past, from time to time, borrowed money from certain shareholders, but there is no formal financing arrangement, agreement or understanding in effect at this time.

Assignment of Note and Sale of Bioxide Shares

           The Company borrowed $600,000 from the Calvin Black Trust in May 1998 pursuant to a promissory note and line of credit agreement ("Black Note"). On March 31, 1999, the Company entered into an agreement with IMG, Ltd., a Utah limited liability company, for the sale of 300,000 shares of Bioxide Corporation common stock owned by the Company. The purchase price for such securities was $3.00 per share and was paid in cash of $341,000 and by the assumption of the Black Note by IMG. At March 31, 1999, principal and accrued interest due under the Note was $570,552.27. In connection with the assumption of the Black Note, the Trust and IMG entered into a separate agreement pursuant to which the Trust released its claims against the Company. The sole member and manager of IMG is David G. Derrick, formerly the President, CEO and director of the Company.

Exchange of Volu-Sol Note Receivable

           Prior to and from time to time following the divestiture of Volu-Sol, the Company loaned funds to Volu-Sol. The amounts loaned to Volu-Sol by the Company were repayable pursuant to a promissory note ("Volu-Sol Note"). At March 31, 1999, amounts owing under the Volu-Sol Note totaled approximately $402,000. During the nine months ended June 30, 1999, the Company exchanged the Volu-Sol Note with Bioxide Corporation for 178,205 shares of the common stock of Bioxide.

Exchange of Volu-Sol Series A Preferred

           In connection with certain financing transactions entered into by Volu-Sol at or about the effective date of the divestiture, the Company agreed to exchange certain shares of Volu-Sol Series A Preferred for shares of previously unissued common stock of the Company under certain circumstances. During the nine months ended June 30, 1999, the Company issued 322,000 shares of its common stock in exchange for 1,900 shares of Volu-Sol Series A Preferred pursuant to this agreement. Certain of the shares of common stock issued in this exchange were issued to David G. Derrick, a former officer and director of the Company. The Volu-Sol Series A Preferred is convertible to common stock of Volu-Sol at the rate of a minimum of 160 common shares for each preferred share.

Special Statement Concerning Forward-looking Statements

           This Report, in particular the "Management's Discussion and Analysis or of Operation" section, contains forward-looking statements concerning the expectations and anticipated operating results of the Company. All such forward-looking statements are intended to qualify for the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions the reader that numerous factors govern whether events described by any forward-looking statement made by the Company will occur. Any one of such factors could cause actual results to differ materially from those projected by the forward-looking statements made in this Report. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company, including:

           o          market acceptance of the products;

           o          development of new nutraceutical products;

           o the extent of additional research and development, general and administrative and other direct costs associated with clinical trials and FDA approval of certain products using the Technology;

           o          unexpected delays in receipt of final FDA approval; and

           o and the lack of sufficient cash to fund current and projected operations and budgeted research and development for fiscal year 1999.

           The forward-looking statements are based on current expectations and assumptions, such as:

           o          the Company will have adequate financing available;

           o the efficacy of the Technology-based products will be established during the ongoing clinical trials and future clinical trials;

           o the Company will successfully market the health and beauty aids and its nutraceutical products and successfully develop and commercialize other nutraceutical products;

           o the Company will successfully develop and commercialize the Technology; and

           o the Company will timely and properly quantify and analyze the data derived from its clinical trials.

           Assumptions involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the results of the clinical trials and the time and money required to successfully complete those trials, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements in this Report are reasonable, any of these assumptions could prove inaccurate. Therefore, there can be no assurance that the results contemplated in any of the forward-looking statements will be realized. Budgeting and other management decisions are subjective in many respects and are susceptible to interpretations and periodic revision based on actual experience and business developments, the impact of which may cause the Company to alter its marketing capital expenditure plans or other budgets. This will affect the Company's business, financial condition and results of operations. In light of the significant uncertainties inherent in the forward-looking statements, any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

                         PART II.    OTHER INFORMATION

ITEM 1.  Legal Proceedings

           On September 29, 1998, Bryan Furtek filed a lawsuit in the Third Judicial District Court for Salt Lake County, Salt Lake Department, State of Utah (Civil No. 9890909809), naming the Company, Bioxide Corporation, David G. Derrick, Jack Solomon, Genesis Investment Corporation, and Biomed Patent Development as defendants. The plaintiff's claims allegedly arose out of his role in the development of certain waste disposal technologies. Those technologies were included in the property sold by the Company in 1998 to Bioxide Corporation. The defendants, including the Company, filed answers to the complaint, denying all of plaintiff's principal allegations and claims and asserting counterclaims against Mr. Furtek, including, among other things, unjust enrichment and a claim that Furtek misrepresented his authority and ability to patent the technology at the core of the litigation. This case has been settled and the lawsuit dismissed.

ITEM 2.   Changes in Securities and Use of Proceeds

Issuance of Unregistered Equity Securities During the Quarter Ended June 30,
1999

           During the quarter ended June 30, 1999, the Company issued 79,000 shares of common stock upon conversion of preferred stock.


ITEM 4.  Submission of Matters to a Vote of Security Holders

           At the Company's Annual Meeting of Shareholders on June 23, 1999, the following actions were submitted and approved by vote of the majority of the issued and outstanding shares of the Company:

(1)        Election of directors;

(2) Selection of Tanner+Co., as the Company's independent public accountants.

(3)        Adoption of the 1999 Stock Option Plan by the Board of Directors.

(4) Issuance of shares upon conversion of the Series F and Series J Preferred Stock of the Company in aggregate amounts in excess of 20% of the issued and outstanding shares of common stock of the Company.

(5) Amendment to the Company's Article's of Incorporation changing the corporate name of the Company to Option Nutrition, Inc.

           A total of 1,546,104 shares (approximately 74.5%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

1.         Election of directors.

                                                                                            #Shares
                                                                                          Abstaining/
                 Name                      # Shares For          #Shares Against            Withheld
-------------------------------------- -------------------- -------------------------  -------------------
Aaron Gold, D.D.                                  1,537,789             0                            8,315
Charles J. Quantz                                 1,537,789             0                            8,318
Thomas Q. Garvey, III, M.D.                       1,557,883             0                            8,221
Christopher D. Illick                             1,537,883             0                            8,221
Michael G. Acton                                  1,537,883             0                            8,221

2. Ratification of the Board of Directors' selection of Tanner+Co. as the independent public accountants of the Company.

                         #Shares For                     #Shares Against                     #Shares Abstaining
              -----------------------------------------------------------------------------------------------------------
                            1,489,941                         54,620                               1,542

3. Ratification of the adoption of the 1999 Stock Option Plan as follows:

                         #Shares For                     #Shares Against                     #Shares Abstaining
              -----------------------------------------------------------------------------------------------------------
                           367,468                           82,069                                2,345

4. Issuance of shares of common stock upon conversion of certain series of preferred stock in excess of 20% of the issued and outstanding shares of the Company's common stock.

                         #Shares For                     #Shares Against                     #Shares Abstaining
              -----------------------------------------------------------------------------------------------------------
                            364,824                            82,120                              4,938

5. Adoption of amendment changing the name of the Company.

                         #Shares For                     #Shares Against                     #Shares Abstaining
              -----------------------------------------------------------------------------------------------------------
                           1,486,991                           58,136                                977


ITEM 6.   Exhibits and Reports on Form 8-K

           (a)       Exhibits

                     27        Financial Data Schedule

           (b)       Reports on Form 8-K

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  BIOMUNE SYSTEMS, INC.
                                  (Registrant)



Date:   August 16, 1999           /s/ Michael G. Acton
                                  ----------------------------------------------
                                  Michael G. Acton, Chief Executive Officer and
                                  Controller (Principal Financial and Accounting
                                  Officer)