Form 10KSB
period 1999-09-30
BIOMUNE SYSTEMS INC
filed 2000-01-13
CIK 714634

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB


(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
           September 30, 1999

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

The aggregate market value of common stock held by non-affiliates of the registrant was $7,687,416, based on a closing price of $1.69 per share on January 7, 2000. The number of shares outstanding of the registrant's common stock as of January 7, 2000 was 4,999,312 .

On December 31, 1998, the registrant declared a one-for-ten reverse stock split of its common stock, reducing the number of issued and outstanding shares of stock by a factor of 10. Outstanding common stock data in this report have been adjusted to reflect this reverse stock split.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                             BIOMUNE SYSTEMS, INC.

                        1999 FORM 10-KSB ANNUAL REPORT

                               TABLE OF CONTENTS

                                    Part I

                                                                           Page

Item  1.  Business.............................................................3
Item  2.  Properties..........................................................11
Item  3.  Legal Proceedings...................................................12
Item  4.  Submission of Matters to a Vote of Security Holders.................12

                                    Part II

Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.................................................13
Item  6.  Selected Financial Data.............................................15
Item  7.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................16
Item 7.  Financial Statements and Supplementary Data..........................28

                                    Part III

Item 9.    Directors and Executive Officers of the Registrant.................29
Item 10.  Executive Compensation..............................................32
Item 11.  Security Ownership of Certain Beneficial Owners and Management......39
Item 12.  Certain Relationships and Related Transactions......................41
Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....42

                                    Part I

Item 1.  Business

Introduction

           Biomune Systems, Inc., a Nevada corporation ("Biomune" or the "Company"), with its wholly owned subsidiary, Optim Nutrition, Inc., a Utah corporation ("Optim") is engaged in the research, development, distribution and sale of biologic pharmaceutical products, nutraceutical and medical food products and supplements. Certain of these products have been developed by the Company and incorporate a patented whey protein technology (the "Technology," sometimes referred to as "BWPT" or "ProMune(TM)"), which is designed to provide or increase protective immunities from and immune response to disease and to provide nutritional supplementation. Nutraceutical products are food supplements that are derived from a food base and marketed as a beneficial source of nutrients to promote good health. Among other things, the Company believes that ProMune may be utilized to develop products to treat various gastrointestinal and infectious diseases and that products derived from the Technology may help increase the body's immune response. The Company also believes that certain products derived from the Technology provide important nutritional supplementation for persons who are nutritionally deprived or immune stressed or compromised.

           In years prior to 1998, Biomune invested significant sums in the research and development of the Technology and related products. These efforts were funded almost entirely and independently by Biomune, primarily through the sale of its securities. In fiscal year 1997, Biomune scaled back its pharmaceutical product development effort, due primarily to limited capital. In addition, Biomune determined to focus its resources on the development and marketing of nutraceutical products. Future research and development activities, if any, will require funding from joint venture partners, strategic alliances, private or governmental grants or other third-party funding sources. There can be no assurance that such sources will be available to the Company or that the terms on which funding may be offered in the future will be favorable to the Company. Absent third-party involvement, Biomune anticipates that it will continue to severely curtail research and development involving existing or potential pharmaceutical product candidates based on the Technology, and may postpone such efforts until third party participation becomes available.

           As a result of its increased emphasis on the nutrition market, in 1998 Biomune acquired the exclusive rights to distribute and sell a line of sports and energy nutrition bars and a patented medical food bar created specifically for diabetics. These products are manufactured for Biomune by contract manufacturers. Biomune has been granted the exclusive world-wide marketing and distribution rights to these products, in return for the payment of royalties based on net sales of the products. The bars are sold to national and regional wholesale and retail chains under the names Mountain Lift(TM) and NiteBite(TM). Biomune intends to acquire additional products under license or by purchase of product rights.

           Biomune has previously filed Investigational New Drug Applications ("IND") with the US Food and Drug Administration (the "FDA"), the government agency that regulates drugs for humans in the United States, on two biologic pharmaceutical drug candidates developed from the Technology: BWPT-301(TM) (formerly known as Immuno-C), which the Company believes may prevent and/or treat cryptosporidiosis, a gastrointestinal disease caused by the cryptosporidium parvum microorganism that produces acute and severe diarrhea; and BWPT- 302(TM), which the Company believes to be useful in the treatment of infection by the life-threatening bacteria, Escherichia coli, strain 0157:H7.
This disease causes severe bloody diarrhea, and a hemolytic uremic syndrome associated with a high risk of permanent kidney damage, particularly in children.

           Data obtained from clinical trials and other studies involving whey protein concentrate (the "Base Product") and BWPT-301, suggest potential health-related nutritional benefits from the use of nutraceutical products developed utilizing the Technology. As a result of this research activity, Biomune has developed and is now marketing Optimune(TM). The principal market for this product is immune-compromised individuals who need nutritional supplementation for any number of reasons.

Products

           Biomune sells nutraceuticals, supplements and sports and nutrition bars, medical food bars and biologic pharmaceuticals.

Nutraceutical Activities

           Since 1997, Biomune has engaged primarily in the development, distribution and sale of nutritional and nutraceutical products, including products based upon the results of and the information obtained from clinical trials and other studies involving BWPT-301 and its Base Product. These data suggest potential health-related benefits may derive from the use of nutraceutical products using the Technology. Interest in nutraceutical applications of the Technology dates back to 1995, when Biomune undertook an analysis of the nutraceutical market. Nutraceutical products are food-based nutritional supplements marketed as a beneficial source of nutrients to promote good health. Significant milestones in these development activities of the Company include the following:

           o October 1995, Optim is incorporated to develop and market nutraceutical products. Optim has developed Optimune, a nutritional dietary supplement marketed primarily to people who are HIV positive or have AIDS or other immune-compromised individuals, and Maximune, a nutritional dietary supplement similar in composition to Optimune, but manufactured in capsule form and marketed primarily to healthy people who desire weight maintenance or management assistance.

          o December 1995, Biomune files a patent application relating to a method for enhancing the immune system using the Technology and the Base Product. The patent application relates to an increase in CD4 cell count in immune-compromised individuals. The title of this patent application is "A Method for Enhancing the Immune System using Immunologically-Active Bovine Whey Protein Concentrate." The authors of the patent are Frank A. Eldredge, Ph.D., formerly the Company's Executive Vice President -- New Product Development, David O. Lucas, Ph.D., a former member of the Company's Scientific Advisory Board, and Craig D. Moffat, M.D., a consultant to the Company. The patent has been assigned to the Company.

          o May to June 1996, Biomune completes a nutritional study monitored by Clinimetric Research Associates, a contract research organization. This study was conducted at St. Francis Memorial Hospital in San Francisco, California and the East Bay AIDS Clinic in Berkeley, California. This pilot study was designed to examine the effects of two different doses of ProMune on wasting syndrome. Secondary objectives included examining effects of ProMune on Karnofsky Performance Score and quality of life as measured by HIV-Medical Outcome Study (MOS). Patients were randomized to either 20g ProMune powder daily or 60g ProMune powder daily (20g, 3 times a day), mixed with cold food or beverage. The study period was 6 weeks after which patients could elect to continue for an additional 6 weeks. BCM was measured using bioelectrical impedance analysis. Study staff were trained to use the equipment prior to beginning the study. Quality of life was measured using the MOS-HIV 30-Item Form developed by the Medial Outcomes Trust. 35 patients were randomized, 29 patients completed 5 weeks, and 23 patients completed 12 weeks. There were no significant differences detected between the 2 doses, and results of this study showed that 75.9% of the study participants were able to reverse their involuntary weight loss. 83% of the participants stated that their quality of life was the same or better, and the doctor stated that 87% of the participants' quality of life was the same or better.

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

           The market for a weight gain, immune-enhancing nutrition supplement is very competitive and relatively difficult to penetrate, particularly given the limited financial resources presently available to the Company. Biomune will continue to promote its products in these markets, while pursuing its new marketing plan of seeking broader applications of the Technology for products with general market appeal. Biomune will also devote considerable resources to marketing the nutrition, sports and energy bars and medical food bars added to its product line in September 1998.

           FDA approval is not required before marketing and selling nutraceutical products. However, in order to make broad and non-specific claims regarding the benefits of using a particular nutraceutical product, studies must be conducted to substantiate those claims. In addition, the nutraceutical products must be appropriately labeled in accordance with the Dietary Supplement Health and Education Act of 1994 (the "Dietary Supplement Act"). At any time subsequent to commencement of marketing of a nutraceutical product, both the FDA and the United States Federal Trade Commission (the "FTC") have the right to review the accuracy of the product claims being made. Claims must be broadly made and may not be made with respect to diagnosis, treatment, cure, mitigation or prevention of a specific disease or illness.

Rockwood

           In April 1998, Biomune acquired a controlling equity interest (52%) in Rockwood Companies LLC (referred to as "Rockwood LC") for $360,000 cash, a commitment to issue 500,000 shares of preferred stock (payable if certain benchmarks in sales were obtained), and covenants on the part of the Company to loan $1,500,000 to Rockwood LC or its affiliates over a one-year period. Rockwood LC distributes and sells health and beauty aids to wholesale and retail chains. Rockwood LC retained the right to redeem a portion of the Company's member interest if the Company failed to keep its covenants to make the loans to Rockwood LC. As of December 31, 1998, Biomune had not advanced $850,000 of the funds it had covenanted to loan to Rockwood LC. By letter dated March 15, 1999 Rockwood exercised its right to reduce the Company's interest to 19% and to terminate, effective December 31, 1998, other on-going commitments and agreements between Biomune and Rockwood. See "Certain Relationships and Related Transactions."

Optim

           In September 1998, Biomune acquired the exclusive worldwide marketing and distribution rights to the Mountain Lift sports and energy nutrition bars. The licensor of these rights is ML Industries of Encino, California. Under the agreement, which has an initial term of 10 years and continues on a year-to-year basis thereafter, Biomune pays ML Industries a royalty of 7% of net sales generated by the licensed products. The Mountain Lift product line includes four flavors, Peanut Crunch, Chocolate, Cappuccino Crunch and Berry Crunch. Each bar is formulated with all natural herbs to improve oxygen utilization, increase energy and reduce muscle fatigue. The bars provide a full supplement of ginseng and ginkgo biloba, together with 100% of the Recommended Daily Allowance of 12 essential vitamins and major antioxidants. The bars are low in fat and high in protein. "Inside Tracks" fitness magazine voted the Mountain Lift bar the "best tasting and most nutritious bar in the USA" in November 1997. The license agreement includes an option for the Company to acquire ML Industries.

           The total energy and nutrition bar market is estimated by industry publications to be more than $300,000,000 in 1998, with annual growth estimated at 40%. According to industry reports, distribution into grocery channels is growing at an even greater rate per year. Industry markets in which the Mountain Lift bars compete include Snacks/Candy ($60 billion per year), Healthy Snacks/Meal Replacements ($49 billion annually), Natural Foods ($6.9 billion annually), and Healthy Snacks, which include granola and grain-based snacks, fruit snacks, and nutrition bars ($3.8 billion per year).

           Also in September 1998, Biomune entered into an agreement acquiring the exclusive worldwide distribution rights to a time-release glucose bar developed to prevent hypoglycemia (low blood sugar) in diabetics. This product, developed from research conducted at the Beth Israel Deaconess Medical Center, Harvard Medical School, in Boston, Massachusetts, is licensed to Biomune by Medical Foods, Inc., a Delaware corporation. Under the agreement, Biomune pays Medical Foods a 12% royalty on net sales of the patented product, which is marketed under the trade name

NiteBite(TM). Minimum annual royalties of $180,000 were payable in 1999, with gradual increases annually thereafter through the 10-year term of the agreement. In September 1999 the Company notified Medical Foods that it was terminating the agreement. Since that time the parties have been negotiating a resolution of issues relating to product returns and minimum royalties. As of the date of this report no agreement has been reached regarding the on-going relationship of the Company with Medical Foods.

           Hypoglycemia is a life-threatening low blood sugar condition experienced primarily by people with diabetes whose condition requires them to use insulin to regulate their blood sugar. It is estimated that this includes approximately 4.3 million of the 9.6 million diabetics in the United States (according to 1998 National Institutes of Health data). NiteBite is a "medical food." This industry includes food products designed specifically to address medical conditions historically treated with drugs or medications. The industry may be more broadly described as the "functional foods" or "medical foods" industry and includes any food or food ingredient considered to provide medical or health benefits, including the prevention and treatment of disease. This industry segment overlaps both the pharmaceutical/drug industry and the nutritional/dietary supplement industry, in which the Company historically conducted its research, and represents a natural extension of the Company's product development efforts. A recent study conducted at the Joslin Diabetes Center in Boston reported that exercising diabetes patients were able to consume fewer kilocalories with the NiteBite medical food bar and experience less hyperglycemia with no greater incidence in hypoglycemia compared with the higher-kilocalorie standard snack regimen. The conclusion of the report on the study, published in "Diabetes Care," October 1998, stated, "[T]his medical food bar should be a reliable snack for subjects with diabetes who regularly engage in exercise. In this study, subjects using the snack containing ingredients with varying glycemic indices [NiteBite] consumed fewer kilocalories with less hyperglycemia and the same low rate of hypoglycemia compared with a higher-kilocalorie snack."

Biologic Pharmaceutical Activities

           Between 1994 and early 1997, Biomune invested heavily in clinical and non-clinical development of pharmaceutical applications of the Technology. Toward the end of fiscal 1997, and continuing throughout fiscal year 1998, Biomune shifted its business focus to completing the development and marketing of nutraceutical products. The emphasis on nutraceutical products resulted in postponement of further pharmaceutical development until such time, if any, as funding from private or governmental grants, joint ventures or other third parties may become available to the Company.

           The  key   milestones  of  the  Company's   biologic   pharmaceutical
development activities include the following:

           o October 1994, Biomune completes Phase I clinical trials on BWPT-301, resulting in the establishment of a safety profile in healthy humans within certain dose range parameters.

           o November 1994, Biomune reports the results of Company-sponsored animal studies conducted by Dr. Joseph A. Smith, Jr. and Dr. Mitchell S. Steiner at Vanderbilt University showing the efficacy of drug candidates derived from the Technology in reducing the growth rate of prostate cancer tumors by 11%. Based on data from a separate study, which discovered an over-production of an immune suppressing agent in the presence of prostate cancer cells, Vanderbilt University researchers selected the Technology to test the theory that an immuno-modulating agent (such as the Base Product) may counteract the immuno-suppression caused by cancer cells and thus act to control, reduce and/or eliminate the tumor. Dr. Smith continues to study the possible effects of the Base Product against renal carcinoma cell tumors extracted from humans and inducted into mice. No study data or results from this on-going study have yet been released.

           o May 1995, Biomune reports the results of an in vivo study on rats conducted by Dr. Steiner at Vanderbilt University. This follow up study confirmed the data derived from an earlier study conducted at Vanderbilt University and demonstrated that there was a retardant effect on the growth of prostate tumor cells in rats previously injected with such cells.

           o October 1995, a pediatrics protocol is submitted to the FDA for the treatment of six pediatrics patients with advanced AIDS and chronic cryptosporidiosis. There is presently no time-table for commencing this study, and there can be no assurance that the Company will ever commence clinical studies under this research protocol.

           o December 1995, Biomune files an IND with the FDA in connection with the development of BWPT-302. Biomune has concluded adult Phase I clinical trials. This second IND focuses on certain strains of Escherichia coli. In 1996, this IND was expanded to include strains of entero adherent Escherichia coli. Biomune has completed the administration of BWPT-302 to healthy individuals in Phase I dose tolerance trials. Through those dose tolerance trials, the Company gained a general understanding of how well various doses of BWPT-302(TM) are tolerated. There is presently no timetable for continuing studies associated with this IND.

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

           o March 1996, Biomune announces the results from an open-label, dose escalating Phase II study of the tolerance, safety and efficacy of BWPT-301 in the treatment of cryptosporidiosis in individuals with AIDS. That study was conducted with six adult AIDS patients over a 10-day period at St. Luke's-Roosevelt Hospital Center in New York City, New York by Dr. Donald P. Kotler. The resulting data will be utilized to design and conduct additional Phase II dose-ranging studies on BWPT-301, at such time as the funding for such studies becomes available to the Company.

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

The Technology

           The Technology is a patented process of filtering specific proteins from bovine whey, a by-product of cheese production, to produce the Base Product. Biomune uses the Base Product to formulate its drug and product candidates. The Technology was developed based on numerous pre-clinical studies that indicate that a mother's colostrum provides a mechanism for her infants to receive passive immunity. Colostrum contains thousands of immune enhancing proteins known as immunoglobulins (or antibodies). Biomune believes that when antibodies from whey are concentrated, the beneficial effects of those antibodies duplicate the effects of colostrum. Antibodies are found in cows' milk (in addition to colostrom) and can be extracted from ordinary whey. Biomune's Technology utilizes a filtration process that produces high concentrations of antibodies, as well as protein and other molecules that may be beneficial in the treatment of infectious diseases.

           The Technology differs significantly from competing technologies, such as hyper-immunization and colostrum-based or colostrum-like technologies. Hyper-immunization involves the injection or other exposure of a cow to a particular disease and the extraction from the cow's milk or colostrum of antibodies that are produced by the cow. Biomune believes its process of filtering and concentrating bovine whey represents a new and more effective and economical approach in the development of pharmaceuticals for the treatment and/or prevention of certain diseases and in the development of nutraceutical products for the promotion of good health. The Technology utilizes readily available whole milk from cows that have not been hyper-immunized and achieves a higher degree of concentration of antibodies than hyper-immunization. Whole cow milk is more readily available than colostrum, which is produced by the cow for only a few days each year.

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

Technology License

           Biomune has the exclusive right and license ("License") to utilize the Technology for marketing and selling pharmaceutical and nutraceutical products, solely for human applications, in the United States, Canada, Kenya, Ivory Coast, Zimbabwe, Ghana, Zambia, and Nigeria, and their possessions and territories. The License granted by Protein Technology, Inc. ("PTI") includes the rights under four United States patents, each of which relates to methodologies to produce large proteins (immunoglobulins) on a mass production basis. PTI has not represented or warranted the quality or coverage of any of those patents, and therefore the Company does not and cannot provide any assurance regarding PTI's rights therein. The License has been extended through March 28, 2006.

           PTI may terminate the License if the Company fails to observe or perform any of the covenants, terms, conditions or provisions of the agreement or if it breaches any representation or warranty and fails to cure the breach within 30 days after receipt of written notice thereof from PTI. The License may also be terminated by PTI if the Company commences or has commenced against it any proceeding under applicable bankruptcy law, makes a general assignment for the benefit of its creditors, has a trustee or receiver appointed, suffers the attachment, execution or judicial seizure of substantially all of its assets, or becomes insolvent or liquidates or dissolves.

           The PTI license provides that promptly following the issuance of authorization or approval by the FDA for sales of any pharmaceutical products covered by the license, Biomune and PTI will negotiate in good faith for the grant of License rights for pharmaceutical products in other parts of the world. In addition, upon achieving nutraceutical product sales of $1,000,000 during any 12 month period, the Company and PTI will negotiate in good faith for the grant of License rights in other parts of the world.

Manufacturing

           Biomune does not own or operate any manufacturing facilities. Products are sourced through third-party contract manufacturers. Outsourcing allows the Company to enhance production flexibility and capacity, leverage its working capital and transfer risk, and focus its energy and resources on marketing and sales, while substantially reducing capital requirements and avoiding the costs of managing a production workforce. Biomune believes its contract manufacturers have the capacity to fulfill its planned production needs for at least the next 12 months. In addition, if arrangements with current manufacturers were not satisfactory, or if they were either unable or unwilling to continue production at rates satisfactory to the Company, the Company believes it could locate and qualify other contract manufacturers to meet its production needs. Contract manufacturers produce and package the Company's products in accordance with Standard Operating Procedures for GMP by the FDA. Raw materials are purchased from approved suppliers and inspected by the contract manufacturer as they are received into the production facilities. They are labeled to indicate source of supply, lot number and date of receipt, and samples are kept for a minimum of two years from the date received. The ingredients are mixed into batches under supervision of two quality assurance contract manufacturer employees to verify adherence to the Company's formulations and ensure taste consistency. The finished products are passed through metal detectors, weighed, wrapped and date coded. After each production run, samples are analyzed to test the product for micro-impurities and to ensure accurate labeling.

           Biomune orders all of its requirements for the Base Product from PTI, which purchases it from a distributor in New Zealand. The Base Product used by the Company in connection with clinical trials of its drug candidates must be manufactured in accordance with current FDA-established Good Manufacturing Practices ("GMP"). The FDA's GMP standards establish stringent practices and procedures that must be followed by a manufacturer in order to ensure the consistency of the product and minimize the possibility of product contamination or adulteration. Currently, all Base Product is manufactured in New Zealand. Based on initial inspections and follow-up visits of the New Zealand facilities by consultants engaged by the Company, Biomune believes that those facilities are and will continue to be in full compliance with current GMP standards. Biomune intends to file or have the manufacturer in New Zealand file, as may be appropriate, an Establishment License Application ("ELA"). The establishment license may be granted without inspection, but the facility is subject to inspection by the FDA at least once every two years.

Marketing

           Biomune markets Optimune as a nutritional dietary supplement for people who are HIV positive or have AIDS and who are suffering from weight loss. It is also pursuing the marketing of Optimune or a similar nutraceutical product as a nutritional dietary supplement for people experiencing weight loss as a result of intensive antibiotic or chemotherapy treatment, as well as elderly persons experiencing weight loss problems.

           Biomune markets its sports and energy nutrition bars as "nutrition for peak performance." The Mountain Lift bars have been voted the "best tasting and most nutritious bar" in the United States. The marketing efforts of the Company are designed to draw attention to the vitamin and antioxidant content of the bars and their effect on enhanced oxygen and increased energy for sports and outdoor enthusiasts. Current marketing and advertising is designed to increase consumer awareness of and demand for the products.

           The Company's objective is to develop or acquire and distribute scientific products formulated on natural substances designed to enhance the body's mechanisms. The products of the Company are promoted as "natural products for a healthier world." The president of Optim, Randy Olshen, is experienced in sales and marketing of pharmaceuticals, clinical nutrition products, functional and medical foods. Prior to joining Optim in August 1998, Mr. Olshen developed and launched functional and medical foods for other nutrition companies. Mr. Olshen's services and those of other marketing and sales personnel, are provided under an agreement with Harrogate Marketing LLC, a Utah limited liability company owned by David G. Derrick a former officer and director of the Company.

Competition

           The Company's products compete in the medical food, nutrition and drug industries. At present, there are several companies, such as ImmuCell Corporation and GalaGen, Inc., that are involved in the research and development of drugs derived from colostrum and hyper-immunized cows. In addition, Biomune faces competition from numerous pharmaceutical and other biopharmaceutical companies that are currently developing products, utilizing unrelated technologies, for the treatment or prevention of many of the diseases, infections and syndromes identified by the Company for application of its product candidates. Many of the its competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than the Company.

           Two nutraceutical products are produced and distributed by the Ross Products Division of Abbott Laboratories - Ensure(R) and Advera(R). Biomune believes that Ensure is currently marketed to the elderly and others as a nutritional supplement or meal replacement, while Advera is being marketed to individuals who are HIV positive or have AIDS, as a nutritional supplement or meal replacement and as a way to manage their weight. Biomune believes that the Ross

Products Division of Abbott Laboratories currently controls approximately 70% of the nutritional supplement and meal replacement markets. Biomune is also subject to increasing competition from companies that market various powders and proteins for weight management and general health to otherwise healthy individuals.

           The Company's principal competitors in the nutrition bar market are PowerBar, ClifBar, Met-Rx and Balance Bar. It believes its products are differentiated from other nutrition bars by their taste and, in the case of the medical food bar, the scientific and medical base of the product. However, these competitors are larger, enjoy greater market recognition and have greater financial resources than the Company allowing them to more widely promote and market their products.

Government Regulation

           The biopharmaceutical products and technologies owned by or licensed to the Company are heavily regulated by the FDA, the EPA and other regulatory authorities pursuant to applicable federal, state and local laws, rules and regulations. The manufacturing, packaging, labeling, advertising, distribution, and sale of the nutrition and medical food bars are also subject to regulation by various government agencies, principally the FDA. The FDA regulates these products and activities pursuant to the Federal Food, Drug and Cosmetic Act and the Fair Packaging and Labeling Act, and regulations under these acts. The FDCA is intended, among other things, to ensure that foods are wholesome, safe to eat, and produced under sanitary conditions, and that food labeling is truthful and not deceptive. The FLPA provides requirements for the content and placement of information on consumer packages to ensure that labeling is useful and informative.

           The Company's products are generally regulated and classified as foods under the FDCA and are not subject to premarket approval by the FDA, unlike the drug candidates and biopharmaceutical products of the Company. However, food products are subject to comprehensive labeling and safety regulations of the FDA, the violation of which could result in product seizure and condemnation, injunction of business activities, or criminal or civil penalties. In addition, if the FDA determines, on the basis of labeling, promotional claims or marketing practices of the Company, that the promoted or intended use of any of the Company's products is for the diagnosis, cure, mitigation, treatment, or prevention of disease, it could regulate those products as drugs and require, among other things, premarket approval for safety and efficacy. Biomune believes that it presently complies in all material respects with these rules and regulations. However, there can be no assurance that non-compliance, or the cost of future compliance with such laws or regulations will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

Employees

           As of September 30, 1999, the Company had 3 full-time employees. Since September 1, 1998, the Company leases 6 full-time employees under a marketing agreement with Harrogate. The Harrogate employees staff the marketing and sales operations of Optim, including its President, Randy Olshen. Under the agreement with Harrogate, the Company pays Harrogate a fee of 45% through March 31, 1999, 10% April 1, 1999, through December 31, 1999, and 45% thereafter of gross revenues from the nutrition bar and medical food products marketed by Optim. Harrogate pays Mr. Olshen and the other employees and costs associated with its duties under the agreement. Harrogate also received options to purchase 308,000 shares of Biomune common stock at a price of $2.00 per share, which it may use as incentives and for compensation of its employees providing services to Optim. During 1999 the total compensation paid by Harrogate for employees providing services to the Company was approximately $400,000. None of the Company's employees are subject to a collective bargaining agreement. See "Certain Relationships and Related Transactions."

Item 2.  Description of Properties

           The corporate headquarters for Biomune and Optim are located at 2401 South Foothill Drive, Salt Lake City, Utah under a written lease agreement with Young Electric Sign Company, an unrelated third party (the "Lease Agreement"). The current Lease Agreement expires on July 31, 2000. The monthly rent for both Biomune's and Optim's space under the Lease Agreement was $7,875 per month in 1998 and increased to $8,268.75 per month in 1999. The Company recently reduced the amount of space used in the premises to 3500 square feet with reduced rental payments of $5,187 per month. Biomune believes that its current corporate headquarters are sufficient for its needs for the foreseeable future up through and including the termination of the Lease Agreement. A new lease has been negotiated and will expire on July 31, 2000.

           In addition to the corporate headquarters, Optim leases approximately 3,800 square feet of warehouse space in West Valley City, Utah. Presently Optim uses approximately 75% of the warehouse space. Biomune believes that those facilities will accommodate Optim's operations and projected growth for the foreseeable future.

Item 3.  Legal Proceedings

           On October 12, 1995, a Proposed Class Action Complaint for Violations of the Federal Securities Laws was filed in the United States District Court for the District of Utah, Central Division, by Roman Sterlin (Civil No. 2:95CV-0944G). The Complaint, as subsequently amended, named as defendants, the Company, David G. Derrick (the Company's former Chief Executive Officer and Chairman of the Board), Aaron Gold (a director of the Company), Charles J. Quantz (a director of the Company), Jack D. Solomon (a founder of the Company and a member of the Company's Business Advisory Board), Genesis Investment Corporation (a shareholder of the Company) and The Institute for Social & Scientific Development, Inc. (a shareholder of the Company). The plaintiff has alleged violations by the defendants of Sections 10(b), 20(a) and 20(A)(a) of the Exchange Act, Rule 10b-5 promulgated under the Exchange Act and general
misappropriation   of  material  non-public   information.   Biomune  and  other
defendants prevailed in a motion to dismiss the lawsuit based, among other grounds, on the expiration of applicable statutes of limitation. The plaintiff appealed the decision of the District Court to the United States Court of Appeals for the Tenth Circuit (No. 95-CV-944) in Denver, Colorado. On September 2, 1998, the Court of Appeals reversed in part the decision of the trial court and remanded the case for a determination by the trial court of whether the complaint had been timely filed in light of the decision of the appellate court. The trial court has permitted the parties to conduct additional discovery before a hearing on the issue. Biomune expects to complete discovery in the next six months. Biomune believes that the allegations made in the Complaint are wholly without merit and intends to vigorously oppose the claims of the plaintiff. However, there can be no assurance that the Company's defense will be successful. Until September 1999, the Company has paid the legal fees and related expenses associated with the defense of this action on behalf of the Company and the other named defendants.

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

           By agreement with the Company, entered into September 1998, Harrogate agreed to assume and pay all costs, including legal fees of the Company in connection with these cases.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

           The Company's common stock is listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") SmallCap Market under the primary symbol "BIME" since April 6, 1994. The following table contains information about the range of high and low bid prices for the common stock for each full quarterly period within the two most recent fiscal years, based upon quotations on the Nasdaq SmallCap Market (and giving effect to all stock splits occurring during such period or prior to the issuance of this Report):

   Quarter Ended                 High(1)                            Low(1)

September 30, 1999             $    1.94                          $    0.97
June 30, 1999                  $    2.63                          $    1.19
March 31, 1999                 $    2.78                          $    2.00
December 31, 1998              $    4.38                          $    1.88

September 30, 1998             $    4.06                          $    4.00
June 30, 1998                  $    9.38                          $    8.75
March 31, 1998                 $   10.16                          $    9.38
December 31, 1997              $    8.13                          $    6.56
--------------------

(1) The source of these high and low prices was Nasdaq. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These high and low prices are post-split prices, reflecting the 1-for-10 reverse stock split effective December 31, 1998. The high and low prices listed have been rounded up to the next highest two decimal places.

           The market price of the common stock is subject to significant fluctuations in response to variations in the Company's quarterly operating results, general trends in the market for the Company's products and product candidates, and other factors, over many of which the Company has little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for the Company's common stock, regardless of the Company's actual or projected performance. On January 7, 2000, the closing price of the common stock as reported by Nasdaq was $1.69 per share.

           On January 7, 2000, there were approximately 1,700 holders of record of the Company's common stock and approximately 3,500 beneficial owners, including shares of common stock held in street name.

           Biomune has never declared or paid cash dividends on its common stock and does not anticipate paying any cash dividends on its common stock in the foreseeable future. Biomune currently anticipates that all of its cash will be retained for use in the operation and expansion of its business. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. Cash dividend payments to holders of common stock are subject to preferred dividend payments to the holders of the Company's preferred stock.

           As of January 7, 2000, Biomune had the following series of preferred stock outstanding:

           Series A 10% Cumulative Convertible Preferred Stock - 36,499 shares outstanding, convertible into 1,093 shares of common stock;

           Series B 10% Cumulative Convertible Preferred Stock - 449 shares outstanding, convertible into 14 shares of common stock;

           Series J 10% Convertible, Non-Voting Preferred Stock - 1,036.1 shares outstanding. The series consists of 2,000 shares authorized, with a stated value of $1,000 per share. Holders are entitled to a dividend of $100 per share annually, payable quarterly in stock or cash at the option of the Company. Each share is convertible to shares of common stock calculated by dividing $1,000 by the market price of the Company's common stock on the date of conversion.

Recent Sales of Unregistered Equity Securities

           The following information sets forth certain information for all securities Biomune sold during the past three years without registration under the Securities Act.

1999

           During the year ended September 30, 1999, 323 shares of Series E Preferred Stock were converted and exchanged for approximately 290,000 shares of common stock of the Company. Subsequent to September 30, 1999, a total of 1,420,081 shares of Series F Preferred Stock were converted and exchanged for 1,512,000 shares of common stock and 210 shares of Series J Preferred Stock were converted and exchanged for 394,899 shares of common stock.

           During the quarter ended September 30, 1999 and pursuant to the annual meeting of the Company held June 23, 1999, the shareholders approved an amendment to the designation of rights and preferences of the Series F Preferred Stock to convert at the lesser of the fair market value of the Company's common stock or $1.10 per share.

1998

           In 1998, the Company issued 180,000 shares of common stock to David Pomerantz for consulting services provided to the Company.

           In September 1998, Biomune issued restricted shares of its common stock and options to purchase restricted shares of common stock. A total of 32,910 restricted shares were issued, primarily to satisfy outstanding payables of Rockwood and for services provided to the Company or its subsidiaries. The shares were issued at market value ($4.00) on the date of issue. In addition, the Company issued one vendor options to purchase 1,000 shares of common stock at a price of $7.50 per share.

           In September 1998, Biomune accepted subscriptions in cash totaling $675,000 for purchase of shares of its Series J Preferred Stock. The purchasers of such shares were accredited investors as that term is defined under the Securities Act and the rules and regulations promulgated under such Act.

1997

           On August 1, 1997, Biomune issued 1,000 restricted shares of common stock and options to purchase 2,500 restricted shares of common stock to three consultants for services provided to the Company. The shares issued were valued at $37.50 per share and the exercise price of the options is $37.50 per share, which price was the fair market value of the Company's common stock on the date of issuance of such securities, adjusted for intervening reverse stock splits.

           With respect to the foregoing offers and sales of restricted and unregistered securities the Company relied on the provisions of Sections 3(b) and 4(2) of the Securities Act and rules and regulations promulgated thereunder, including, but not limited to Rules 505 and 506 of Regulation D, in that such transactions did not involve any public offering of securities and were exempt from registration under the Securities Act. The offer and sale of the securities in each instance was not made by any means of general solicitation, the securities were acquired by the investors without a view toward distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement that the securities would not be sold without registration under the Securities Act or pursuant to an applicable exemption from such registration.

Item 6.  Management's Discussion and Analysis or Plan of Operation

           The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Report. See Item 7, "Financial Statements and Supplementary Data."

Overview

           Biomune is engaged in the research, development, distribution and sale of biologic pharmaceutical products, nutraceutical food products and supplements, medical foods. In addition it has a minority interest in a company that distributes health and beauty aids. Certain of the biologic pharmaceutical and nutraceutical products developed by the Company incorporate a patented whey protein technology, which is designed to provide or increase protective immunities from an immune response to disease and to provide nutritional supplementation. Biomune's medical food bar is a patented formulation developed by researchers at Beth Israel Deaconess Medical Center, Harvard Medical School, marketed by the Company under an exclusive license. The energy and sports nutrition bars of the Company are also marketed under an exclusive license from the developer of the products. Through a majority owned subsidiary, the Company also distributes health and beauty aids and related products to national wholesale and retail customers.

           Biomune believes its future results of operations will be affected by factors such as:

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

           Biomune expects that the majority of its future revenues will come from its nutrition products and new nutraceutical products and pharmaceutical drugs. Biomune cannot determine the ultimate effect that new products will have on revenues, earnings or the price of its common stock.

           Biomune's primary focus and efforts during the fiscal year ended September 30, 1999, were the commercialization of its nutraceutical products, assessing and obtaining additional nutraceutical and medical products to add to product line, and, to a lesser extent, continuing its efforts to obtain FDA approval of BWPT-301 for the treatment of cryptosporidiosis in people with AIDS and BWPT-302 for the treatment of E. coli, strain 0157:H7. During the fiscal year ended September 30, 1999, generated $1,501,406 in revenues from the sale of its products.

           Continuing in fiscal year 2000, the Company will focus its resources and efforts on:

           o          commercialization of its nutraceutical products;

           o          continued marketing and selling of the Mountain Lift bars;

           o acquisition of new nutraceutical and medical food products;

           o development of one or more additional nutraceutical products based on the Technology; and

           o          approval of BWPT-301 and BWPT-302.

Results of Operations

           During the fiscal year ended September 30, 1999, Biomune generated revenues from continuing operations totaling $1,501,406. These revenues were generated by Optim, the Company's nutraceutical product subsidiary. In fiscal year 1998, total revenue was $2,806,853. These revenues were generated primarily by Optim, the Company's nutraceutical product subsidiary and Rockwood. The decrease in sales during fiscal year 1999 is attributable to the Company reducing its ownership interest in Rockwood from 52% to 19%.

           Management, consulting and research expenses from continuing operations decreased from $1,052,674 in fiscal year 1998 to $304,894 in fiscal year 1999. This decrease was due primarily to a reduction in expenditures for research and development. Biomune anticipates that it will continue to focus on reducing expenditures for management, consulting and research fees in the foreseeable future.

           Other general and administrative expenses decreased from $2,046,699 during fiscal year 1999 to $1,025,618 during fiscal year 1999. The decrease in other general and administrative expenses was primarily a result of the Company's efforts to reduce overhead costs and a reduction in the number of employees. Biomune expects that general and administrative expenses will remain at approximately 1999 levels.

           Interest income decreased from $144,042 for fiscal year 1998, to $101,751 for fiscal year 1999. This decrease was primarily attributable to the use of cash for management, consulting and research, as well as other general and administrative expenses.

           Biomune had a net loss from continuing operations of $2,076,093 (after accounting for stock dividends on the outstanding shares of preferred stock) in fiscal year 1999, as compared to a net loss from continuing operations of $2,968,108 in fiscal year 1998. This decrease in net loss is attributable to a decrease in accrued preferred stock dividends, the beneficial conversion features on preferred stock, an increase in the Company's revenues and a reduction in other general and administrative expenses as described above. Additional factors were decreases in management, consulting and research expenses. The net loss per common share was $1.15 for fiscal year 1999, compared to a net loss per common share of $4.52 for fiscal year 1998. The decrease in the net loss per common share is due primarily to the decrease in management, consulting and research and development expenses, as well as a reduction in general and administrative expenses.

           Biomune has incurred significant net operating losses, which totaled $39,919,639 from inception through September 30, 1999. Certain of the net operating loss carryforwards ("NOLs") related to the accumulated operating loss may be limited by an ownership change (as that term is defined in Section 382 of the Internal Revenue Code of 1986, as amended) that may have occurred as of December 10, 1991. See Note 11 to the consolidated financial statements.

Liquidity and Capital Resources

           Biomune has been unable to finance its operations solely from cash flows from operating activities. Substantial funds and additional time will be required to continue commercializing the Company's nutraceutical products, completing Phase II and Phase III clinical trials on BWPT-301 (assuming efficacy is established during the Phase II clinical trials), completing the necessary clinical trials on BWPT-302, obtaining regulatory approval for and commercializing products utilizing the Technology and developing and commercializing additional nutraceutical products based on the Technology. Because operating activities have not produced significant revenues to date and because the Company will require significant capital to accomplish the objectives set forth above, additional equity or debt financing will be required, although financing may not be available at all or may not be available on terms favorable to the Company. Management believes that the Company-funded research and development efforts to date have positioned the Company to pursue future research and development efforts and clinical trials with joint venture, strategic alliance, government or private grants or other third-party funding.

           As of September 30, 1999, Biomune had a deficit of cash and cash equivalents of $7,828 and a working capital deficit of $16,605 compared to cash and cash equivalents of $27,701 and working capital of $981,757 as of September 30, 1998.

           During fiscal year 1999, the operating activities used $273,578, provided mainly by the sale of the Company's securities and the exercise of options for the purchase of common stock. In 1998, operating activities used $1,740,736 of cash, provided by the sale of preferred stock and the exercise of options for the purchase of common stock.

           During fiscal year 2000, Biomune anticipates incurring direct costs of approximately $1,000,000 to market and sell its nutraceutical products. Biomune expects it will continue to finance operations in part from the sale of its securities, as well as from sales.

           Biomune has no established credit facility with any lending institution. From time to time, Biomune borrowed money from certain shareholders, but it has no formal financing arrangement, agreement or understanding with any of its shareholders or any other related or unrelated party to do so in the future.

           The audited consolidated financial statements of the Company have been prepared on the assumption that it will continue as a going concern. The Company's independent public accountants have issued their report dated January 7, 2000, that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's product line is limited and it has been necessary to rely upon financing from the sale of its equity securities to sustain operations. Additional financing will be required if the Company is to continue as a going concern. If additional financing cannot be obtained, Biomune may be required to scale back or discontinue its operations. Even if additional financing is available to the Company, there can be no assurance that it will be on terms favorable to the Company. In any event, such financing will result in immediate and possibly substantial dilution to existing shareholders.

Recent Accounting Pronouncements

           For the year ended September 30, 1999, the Company adopted SFAS No. 130 issued by the Financial Accounting Standards Board ("FASB"). SFAS 130, "Reporting Comprehensive Income" requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains and losses that bypass the statement of earnings and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investment securities.

           During January 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5). SOP 98-5 becomes effective for all fiscal years beginning after December 15, 1998. Biomune will adopt SOP 98-5 in its fiscal year beginning October 1, 1999. Because the current amortization periods of the product development costs and start-up costs averaging 12 months, Biomune does not expect the adoption of SOP 98-5 to have a material impact on the Company's financial statements.

           During January 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 became effective for all fiscal years beginning after December 15, 1998. Biomune does not expect the adoption of SOP 98-1 to have a material adverse effect on the Company's financial statements.

Certain Business Considerations and Risk Factors

           The short and long-term success of Biomune is subject to certain risks, many of which are substantial in nature. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained in this Report.

           History of Operating Losses; Uncertainty of Future Profitability. Biomune has incurred significant net operating losses since formation. As of September 30, 1999, Biomune had an accumulated deficit of $39,919,639. The factors contributing to these significant operating losses included:

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

           Biomune's ability to achieve profitability depends upon its ability to successfully market its products, to acquire, discover or develop new products, to obtain regulatory approvals of its proposed pharmaceutical products and to enter into agreements for product development, manufacturing, distribution, and commercialization. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

           Going Concern. The consolidated financial statements of Biomune have been prepared on the assumption that the Company will continue as a going concern. The Company's independent public accountants have issued their report dated January 7, 2000 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the its ability to continue as a going concern. The Company's product line is limited and it has been necessary to rely upon financing from the sale of its equity securities to sustain operations. Additional financing will be required if the Company is to continue as a going concern. If such additional financing cannot be obtained, the Company may be required to scale back or discontinue its operations. Even if such additional financing is available to the Company, there can be no assurance that it will be on terms favorable to the Company.

           Sale of Equity Securities; Future Dilution. Biomune anticipates that it will sell additional equity securities to fund its operations and to acquire inventory. Absent such additional financing, the Company may find it necessary to postpone or cancel some of its planned business activities. This could adversely affect the Company's ability to execute its business plan, generate future revenues and introduce new products. There can be no assurance, however, that additional financing will be available, or, if available, that it will be available on acceptable terms or in required amounts. Furthermore, if additional funds are raised by issuing shares of common stock or securities convertible to common stock, those sales or conversion will result in further and possibly substantial dilution of the Company's shareholder. Substantial dilution may make it more difficult for investors to sell their shares or may result in a lower price of the Company's securities. Biomune may also be forced to obtain funds through arrangements with collaborative partners or others may require it to relinquish rights to certain of its product candidates or technologies or products.

           Dependence on Licensed Technology. Biomune is dependent upon licenses granted by third parties. Some of these license agreements require that the Company achieve minimum sales in order to retain the license rights. There can be no assurance that it will meet the minimum sales requirements to avoid cancellation of the licenses or a change in its rights. The failure to observe or perform a material covenant, term, condition or provision in a license agreements or the material breach of a representation or warranty made by the Company, may result in a termination or restriction of its rights under these agreements. Termination of any of the licenses or any restriction or limitation of the Company's rights would adversely affect its operations.

           Government Regulation. The Company's products and business activities are subject to government regulations, including, without limitation, those administered by the FDA and the FTC and state and local agencies. Similar regulatory frameworks exist in other countries, where the Company is licensed to distribute products. To date, the Company has completed extensive clinical trials on BWPT-301 pursuant to the submission to the FDA of an IND. Biomune has also commenced clinical trials on BWPT-302 pursuant to a second IND, although communications with the FDA concerning this second IND remain at a very early stage. Prior to marketing pharmaceutical products, such products must undergo extensive clinical trials and an extensive regulatory approval process. Any denials or delays in obtaining the requisite approvals would likely have a material adverse effect on the Company. The pharmaceutical regulatory process includes extensive pre-clinical safety, pharmacology and toxicological testing. Pre-clinical data is required for the filing of an IND with the FDA to conduct clinical testing to establish safety, efficacy, purity and potency of any investigational biological product. With respect to each biological pharmaceutical product candidate, the developer must initially conduct a limited Phase I (safety) study, then more extensive Phase II studies, followed by a Phase III study. This testing can take many years and require the expenditure of substantial capital and other resources. There can be no assurance that this testing will be completed on a timely basis or at all. Delays or denials of marketing approval are encountered regularly, and the Company's activities with respect to clinical studies since fiscal 1997 regarding its pharmaceutical products have been curtailed due to financial restraints and the Company's increased emphasis on nutraceutical products. Prior to commencing marketing of a pharmaceutical product, a company must file a Product License Application ("PLA") and an Establishment License Application ("ELA") with the FDA and be issued the appropriate product license and establishment license. A PLA relates to the product itself, while an ELA relates to the manufacturing facilities to be used to manufacture the product. Both a PLA and an ELA are required before product marketing can begin. There can be no assurance that even after successful clinical testing, regulatory approval of a PLA or an ELA will ever be obtained. If obtained, regulatory approval may entail limitations on the indicated uses for which any product may be marketed. Following regulatory approval, a product and its manufacturer are subject to continuing regulatory oversight and review. Later discovery of problems with a product or its manufacturer may result in restrictions on the product or its manufacturer. These restrictions may include withdrawal of the marketing approval for the product. Violation of FDA requirements in general can lead to recall or seizure of products, injunction against production, distribution, sales and marketing, and criminal prosecution, among other sanctions. The cost to the Company of conducting human clinical trials can vary dramatically based on a number of factors, including, but not limited to, the order and timing of clinical indications pursued, the size of the patient population, the number of participating institutions and the number and type of end points subject to data collection. Because of the intense competition in the market in which the Company operates, the Company may have difficulty obtaining sufficient populations or clinician support to conduct its clinical trials as planned and may have to expend substantial additional funds to obtain access to such resources, or delay or modify its plans significantly. There can be no assurance that the Company will have sufficient resources to complete the required clinical testing regulatory review and approval process. Moreover, there can be no assurance that clinical testing of the Company's product candidates will provide sufficient evidence of safety and efficacy in humans, that regulatory approvals will be granted for any product candidate or that it will be economically feasible to commercialize any product candidate for which regulatory approval is ultimately granted.

           Uncertainty Regarding Patents and Proprietary Rights. The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The success of the Company will depend in large part on its ability or on the ability of its current licensors, to defend patents, and on their ability, to maintain trade secrets and operate without infringing the proprietary rights of others. Patent protection is highly uncertain and involves complex legal and factual questions. Biomune relies on four patents issued to PTI on the Technology, a patent applied for by the Company relating to an enhancement of the Technology, and on a patent relating to the NiteBite medical food bar. The patent application and issuance process can be expected to take several years and could entail considerable expense to the Company, as it may be responsible for such costs under the terms of any technology agreements. There can be no assurance that patents will issue as a result of any applications or that the existing patents and any patents resulting from such applications, will be sufficiently broad to afford protection against competitors with similar or competing technology. In addition, there can be no assurance that the patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company will also depend upon avoiding infringement of any patents issued to competitors. A United States patent application is maintained under conditions of confidentiality while the application is pending, so the Company cannot determine the inventions being claimed in pending patent applications filed by third parties, if any. Litigation may be necessary to defend or enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. Defense and enforcement of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable, and could result in the diversion of substantial resources and management time and attention from the Company's other activities. An adverse outcome could subject the Company to significant liability to third parties, require the Company to obtain licenses from third parties, require the Company to alter its products or processes, or cease altogether any related research and development activities or product sales, any of which may have a material adverse effect on the Company's business, results of operations and financial condition. With respect to the patents and other proprietary technology licensed to the Company from third parties, the licensors have not provided any representations or warranties to the Company relating to non-infringement of third party proprietary rights and have not indemnified the Company against any damages or expenses arising out of any such claims of infringement. To the extent that the licensed rights or the Company's activities or any portion thereof is found to infringe the proprietary rights of any other person or entity, the Company could be liable for the payment of substantial damages without the likelihood of any contribution by the licensor. Such event could have a material adverse effect on the Company's operations. Biomune also relies on trade secrets, know-how and continuing technological advancement to maintain its competitive position. No assurance can be given that others will not gain access to its trade secrets, or that the Company will be able to effectively protect its rights to its trade secrets. Furthermore, assurance cannot be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets.

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

           Dependence on Third-Party Manufacturers. Biomune is dependent on third-party manufacturers to manufacture the Base Product and its nutritional and medical food bars. Pursuant to the license with PTI, the Company has agreed to purchase all of its requirements for the Base Product from PTI. A single manufacturer in New Zealand produce all of such product at its New Zealand facilities. Although the PTI license permits the Company to utilize alternate sources of supply during any period in which PTI is unable to satisfy all of the Company's requirements for the Base Product, if PTI or the sole manufacturer of Base Product fail to supply any or all of the Company's requirements for the Base Product, or if the Company's suppliers of nutrition and medical food bars fail to fulfill the Company's requirements, there can be no assurance that alternate sources of supply will be available to the Company at reasonable cost or at all, and, if available at a reasonable cost, whether the Company will be able to secure such alternate sources in a timely manner. If such alternate sources of supply are not available on a timely basis or on reasonable economic terms, the Company's results of operations could be severely and adversely affected. The manufacturing facilities in which the Company's products are manufactured must conform to current FDA GMP. Those standards must be met on an ongoing basis and the licensed facilities are subject to inspection by the FDA at least once every two years. If a contract manufacturer is unable or unwilling to obtain or retain its FDA rating, the Company would be required to find an alternate source of supply. If alternate manufacturing sources are not available on a timely basis or on reasonable economic terms, the Company's results of operations could be materially adversely affected.

           Competition. Biomune competes with companies that are currently developing or selling products similar to or in direct competition with the Company. Many of these competitors have substantially greater capital resources, research and development capabilities, and manufacturing and marketing resources, capabilities and experience than the Company. The Company's competitors may succeed in developing products that are more effective or less costly than any products that may be developed by the Company, or that gain regulatory approval or market acceptance prior to any of the Company's products. Other companies have competitive products that are in more advanced stages of clinical testing than are the Company's pharmaceutical product candidates. There can be no assurance that the Company will be able to compete successfully in any market.

           Dependence on Qualified Personnel; Potential Conflicts of Interest; Part-Time Consultants. The Company's success is dependent upon its ability to obtain and retain the services of qualified scientific, sales and marketing, and executive management personnel. Biomune faces intense competition for such personnel from other companies, academic institutions, government entities and other research organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. Moreover, managing the integration of new personnel could pose significant risks to the Company's development and progress and increase its operating expenses. The Company's consultants and advisors devote only a portion of their time to the business of the Company and may from time to time serve as officers, directors, consultants or advisors to other pharmaceutical, health and fitness, nutrition or biotechnology companies. There can be no assurance that such other companies will not in the future have interests that conflict with those of the Company. Biomune also contracts with a related party to provide marketing services and personnel.

           Product Liability Exposure; Insurance. Product liability risk is inherent in the testing, manufacture, marketing and sale of the Company's products and product candidates, and there can be no assurance that the Company will be able to avoid significant product liability exposure. Product liability insurance for the pharmaceutical and nutraceutical industries, when available, is extremely expensive. Biomune currently maintains a general liability insurance policy and a product liability insurance policy. There can be no assurance that the Company will be able to maintain such insurance in sufficient amounts to protect the Company against such liabilities at a reasonable cost. In addition, the Company is required to indemnify its licensors and manufacturers against any product liability claims incurred by then as a result of any products developed and sold by the Company. Any future product liability claim against the Company could result in liability for substantial damages, which may not be covered in whole or in part by insurance, and which may have a material adverse effect on the business and financial condition of the Company.

           Litigation. Biomune and certain affiliates and current and former officers and directors are parties to certain legal proceedings. While the Company believes that the allegations made by the plaintiffs in these actions are wholly without merit, and it intends to vigorously oppose such actions. There can be no assurance that the Company's defense will be successful.

           Limited Availability of Conclusive Clinical Studies. The Company's products include nutritional supplements and food bars that are made from vitamins, minerals, herbs and other substances for which there is a long history of human consumption. Some of the Company's products contain innovative ingredients or combinations of ingredients. Although Biomune believes all of its products to be safe when taken as directed, there is little long-term experience with human consumption of certain of these innovative product ingredients or combinations of ingredients in concentrated form. Biomune relies primarily on the research of consultants and others for the formulation and production of its products. Some of these consultants and suppliers may have performed or sponsored only limited clinical studies relating to these products. Furthermore, because these products are or will be highly dependent on consumers' perception of the efficacy, safety and quality of the supplement products, as well as similar products distributed by other companies, the Company could be adversely affected in the event such products should prove or be asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with illness or other adverse effects resulting from consumers' use or misuse of the Company's products or similar products.

           Volatility of Stock Price. The trading price of the Company's common stock has been and is likely to continue to be subject to wide fluctuations in response to the quarter-to-quarter variations in the Company's operating results, material announcements by the Company or its competitors, governmental regulatory action, conditions in the nutritional supplement industry, or other events or factors, many of which are beyond the Company's control. The Company's operating results in future quarters may be below the expectations of securities analysts and investors. In such event, the price of the Common Stock would likely decline, perhaps substantially. In addition, the stock market has historically experienced extreme price and volume fluctuations which have particularly affected the market prices of many nutritional supplement companies and network marketing companies and which often have been unrelated to the operating performance of such companies. Moreover, the Company's common stock may be even more prone to volatility than the securities of other businesses in similar industries in light of the relatively small number of shares held by non-affiliates of the Company. Given such a relatively small public float, there can be no assurance that the prevailing market price of common stock will not be artificially inflated or deflated by trading even of relatively small amounts of common stock.

           Absence of Dividends. Biomune has never declared or paid cash dividends on its common stock and it does not anticipate that any cash dividends will be declared on its common stock in the future. Furthermore, the right of common shareholders to receive a cash dividend is subject to the preferences of the several series of preferred stock issued by the Company and presently outstanding.

Special Statement Concerning Forward-looking Statements

           This Report, in particular the "Business" and "Management's Discussion and Analysis or Plan of Operation" sections, contains forward-looking statements concerning the expectations and anticipated operating results of the Company. All of the forward-looking statements contained in this report are made in reliance upon the safe harbor protection for forward-looking statements provided by the Securities Act and the Exchange Act. Numerous factors govern whether any forward-looking statement made by the Company will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected bu the forward-looking statements made in this Report. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Forward-looking statements are based on current expectations that maybe affected by a number of risks and uncertainties. They are also based on certain assumptions.

           Assumptions involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions and the results of the clinical trials and the time and money required to successfully complete those trials, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although Biomune believes that the assumptions underlying the forward-looking statements in this Report are reasonable, any of these assumptions could prove inaccurate. Therefore, there can be no assurance that the results contemplated in any of the forward-looking statements will be realized. Budgeting and other management decisions are subjective in many respects and are susceptible to interpretations and periodic revision based on actual experience and business developments, the impact of which may cause the Company to alter its marketing capital expenditure plans or other budgets. This will affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements, any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Outlook

           The management and marketing team of the Company has worked to establish and develop a business strategy that identifies the Company's strengths and objectives, outlines a vision of the future market opportunities in the industry and articulates a corporate and technology strategy that includes strategic alliances, collaborative development agreements, strategic acquisitions and new product development.

           Biomune believes its primary operating strengths include:

           -         High quality, scientifically sound products
           -         Strong marketing team with industry experience
           - Growing product lines and positive name recognition within the industry
           -         Inclusive, supportive corporate culture

           Management believes that these strengths can be used to provide added access to capital markets, facilitate accomplishment of the objectives of the Company and position the Company as an attractive investment and development partner.

           Biomune will continue to pursue research and development of new product offerings and enhancements to existing product lines and acquisition of complementary technologies, products or entities that will enhance or expand its current product lines. As the Company proceeds to implement its strategy and to reach its objectives, it anticipates realizing several benefits for itself and for its shareholders. In fiscal year 2000, the Company expects continued growth in sales, primarily due to the introduction of the sports and energy nutrition bars and related products. In addition, the Company expects further development of complementary technologies, added product and applications development expertise, access to market channels, leverage of strategic alliances, increased access to capital markets, and additional opportunities for strategic alliances in other industry segments.

Item 7.  Financial Statements and Supplementary Data

           Index to Consolidated Financial Statements:

           Report of Independent Public Accountants..........................F-1

           Consolidated Balance Sheet  as of September 30, 1999..............F-3

           Consolidated Statements of Operations for the Years Ended
           September 30, 1999 and 1998.......................................F-4

           Consolidated Statements of Shareholders' Equity for the Years Ended
           September 30, 1999 and 1998 ......................................F-5

           Consolidated Statements of Cash Flows for the Years Ended
           September 30, 1999 and 1998......................................F-11

           Notes to Consolidated Financial Statements.......................F-14


                                    Part III

Item 9.  Directors and Executive Officers

           The following table lists the executive officers and directors of the Company as of January 7, 2000.

    Name                     Age                Position

Christopher D. Illick........59..................Director, Chairman of the Board
Michael G. Acton.............36.....Director, Chief Executive Officer, President
Thomas Q. Garvey, III, M.D...56.........................................Director
Aaron Gold, D.D..............71.........................................Director
Charles J. Quantz, Esq.......71.........................................Director

           Christopher D. Illick Mr. Illick has been a Director of the Company since February 1995 and a Director of Optim since May 1, 1996. He has been Chairman of the Board of Directors since July 1998. Mr. Illick is Managing Director of Brean Murry & Co., Inc., an investment banking firm. From March 1995 until May 1997, Mr. Illick was a limited partner in the investment banking firm of Oaks Fitzwilliams & Co., L.P. in New York City, New York. He has also been a general partner of Illick Brothers, a real estate and management concern since 1965, and was the founder and President of the U.S. subsidiary of Robert Fleming Holding, Ltd. of London, England, from 1973 to 1983. Mr. Illick is also a member of the board of directors of National Transaction Network, Inc.

           Michael G. Acton, C.P.A. Mr. Acton has been Chief Executive Officer of the Company since June 1998. Prior to that time, Mr. Acton was the Chief Financial Officer since July 1997 and Controller of the Company since October 1994. He was the President of Volu-Sol from March 15, 1996 until March 1997 and has been Chief Executive Officer and Chairman of Volu-Sol from March 1997 to January 1998. Since March 1999 he has been Secretary Treasurer of Volu-Sol, Inc. From June 1989 through October 1994, Mr. Acton was employed by Arthur Andersen LLP in Salt Lake City, Utah, where he performed various tax, audit and business advisory services. Mr. Acton received a Bachelor of Science Degree in Accounting in 1988 and a Master of Professional Accountancy Degree in 1989, both from the University of Utah. He is a Certified Public Accountant in the State of Utah.

           Thomas Q. Garvey, III, M.D. Dr. Garvey has been a Director of the Company since April 1994 and a member of the Company's scientific advisory board and a scientific and regulatory consultant to the Company since November 1992. Dr. Garvey has also served as a Director of Optim since May 1, 1996. Dr. Garvey is a gastroenterologist in private medical and scientific consulting practice with Garvey Associates, Inc. in Potomac, Maryland, since 1981. Prior to that time, Dr. Garvey was the Supervisory Medical Officer in the FDA's division of the Cardio-Renal Drug Products Center. Prior to that time, he completed a fellowship in Geratenology at the Massachusetts General Hospital in Boston, Massachusetts, and with the National Cancer Institute at the National Institutes of Health in Bethesda, Maryland. As a consultant to various pharmaceutical companies, Dr. Garvey has developed, written and consulted on many new drug applications and has assisted the Company in preparing its investigational new drug applications and the development of protocols for clinical trials of the Company's proposed drug products.

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

Board of Directors Committees

           The Board of Directors has established a Compensation Committee and an Audit Committee.

Compensation Committee

           The Compensation Committee makes recommendations to the Board of Directors with respect to the compensation of management employees and administers plans and programs relating to employee benefits, incentives and compensation. The Compensation Committee also determines the persons to receive options under the Company's stock option plans and the number of options to be granted. The members of the Compensation Committee are Michael G. Acton, Thomas
Q. Garvey III and Christopher D. Illick. Mr. Acton abstains from all votes of the Compensation Committee with respect to matters involving his compensation.

Audit Committee

           The Audit Committee makes recommendations to the Board of Directors with respect to the engagement of the Company's independent public accountants and reviews the scope and effect of the audit engagement. The members of the Audit Committee are Michael G. Acton, Charles J. Quantz and Christopher D. Illick.

Scientific Advisory Board

           Biomune has a Scientific Advisory Board comprised of medical practitioners and distinguished academicians and scientists in the field of medicine to assist the Company with the development of its pharmaceutical drug candidates and nutraceutical products. The Company's management periodically consults with members of the Scientific Advisory Board with respect to issues arising within a particular member's area of expertise. Although the Company periodically receives guidance from certain of the members of the Scientific Advisory Board, all of the members of the Company's Scientific Advisory Board are otherwise employed on a full-time basis and, accordingly, are able to devote only a small portion of their time to the Company. Each member of the Scientific Advisory Board has entered into a Confidentiality Agreement with the Company and has agreed not to disclose any of the Company's confidential information during the period such person serves on the Scientific Advisory Board and for a period of five years thereafter. The members of the Scientific Advisory Board are as follows:

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

           Thomas Q. Garvey III, M.D. Dr. Garvey is also a director of Biomune. Please refer to his biographical information above.

           Except for Dr. Garvey, who has a separate agreement with Biomune, members of the Scientific Advisory Board are paid either $250 per hour or $1,000 per day for their services, depending on the individual. Dr. Garvey's agreement with Biomune provides for the payment of $400 per hour, $1,500 per half-day and $3,000 per full day for his services.

Business Advisory Board

           Biomune also has a Business Advisory Board, the purpose of which is to advise Biomune's management and the Board of Directors regarding the Company's development and future growth. Business Advisory Board members are not members of the Company's Board of Directors. The Company's management periodically consults with members of the Business Advisory Board concerning business issues. The members of the Business Advisory Board are as follows:

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

           Jacob ("Jack") D. Solomon. Mr. Solomon was one of the Company's founders and has served as a consultant to Biomune since its incorporation. Mr. Solomon was also a founder and director of First Federal Financial Corporation and the American Bank of Commerce. He has been Chairman and Chief Executive Officer of Federal Electronics Corporation, International Technical Development Corporation and Advanced Patent Technology Corporation. Mr. Solomon has served on numerous corporate boards, including Cinecolor Corporation, Western Transistor Corporation and Federal Research and Development Corporation. During the Johnson and Kennedy Administrations, Mr. Solomon was the National Director of the Equal Opportunities Foundation.

Section 16(a) Beneficial Ownership Reporting Compliance

           Section 16(a) of the 1934 Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. Officers, directors and greater than 10% shareholders are requested by SEC Regulations to furnish the Company with copies of all
Section 16(a) reports they file. Based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended September 30, 1999 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners.

Item 10.  Executive Compensation

           The following table sets forth the annual and long-term compensation in fiscal years 1999, 1998 and 1997 for the Company's Chief Executive Officer. No other executive officer of Biomune received salary or bonus compensation exceeding $100,000 in 1999.

                                                        Summary Compensation Table

                                                    Annual Compensation                       Long-Term Compensation
                                                                                        Awards                   Payouts
                     (a)             (b)        (c)        (d)        (e)           (f)         (g)          (h)            (i)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Securities
                                                                     Other      Restricted  Underlying
                                                                    Annual         Stock     Options/       LTIP        All Other
Name and Principal position       Year (1)    Salary      Bonus  Compensation     Awards    SARs(#)(2)   Payouts($)  Compensation($)
---------------------------       --------    ------      -----  ------------     ------    ----------   ----------  ---------------

Michael G. Acton (3)                1999    $100,000       --        -0-           -0-       240,000       -0--           -0--
                                    1998    $100,000       --        -0-           -0-             0       -0--           -0--
                                    1997      80,000       --        --            --          2,500       --              --

(1)        Ended September 30th of each of the fiscal years indicated.

(2) Adjusted to reflect 1-for-10 reverse stock split effective November 10, 1997 and the 1-for-10 reverse split effective December 31, 1998.

(3) Mr. Acton was the chief accounting officer and, later, the chief financial officer of Biomune until June 1998. Amounts shown for Mr. Acton for periods prior to July 1998 were paid to Mr. Acton in his position as Chief Financial Officer of Biomune.

Stock Plans

           In December 1992, July 1993, February 1995 and March, 1996, the Company's Board of Directors approved the 1992 Stock Incentive Plan, the 1993 Stock Incentive Plan, the 1995 Stock Incentive Plan, and the 1996 Stock Incentive Plan, respectively. These plans were also subsequently approved by the shareholders of the Company. The 1992 Stock Incentive Plan terminated December 31, 1997 and no additional options may be granted under it. As of September 30, 1999, 2,370 shares of the Company's common stock were subject to options and issuable upon exercise of options granted under the 1992 Stock Incentive Plan. The 1993 Stock Incentive Plan has also terminated. A total of 12,438 shares of common stock were issuable upon exercise of options previously granted and outstanding under the 1993 Stock Incentive Plan at September 30, 1999. No shares of common stock were available for additional grants under the 1995 Stock Incentive Plan, and 19,230 shares of common stock were issuable upon exercise of outstanding options under the Plan at September 30, 1999. As of September 30, 1999, a total of 611,200 shares were issuable upon exercise of options granted under the 1996 Stock Incentive Plan. There are approximately 641,200 shares available for future grants under this plan. In 1999 the Company adopted the 1999 Stock Option Plan and authorized 500,000 shares for issuance pursuant to future grants under the plan. No grants have been made under this plan as of the date of this Report.

Option Grants in Fiscal Year 1999

           The following table sets forth information concerning the grant of stock options and stock appreciation rights (SARs) made under the Company's plans during the fiscal year ended September 30, 1999 to the Chief Executive
Officer:

                                Option/SAR Grants in Last Fiscal Year

                                                                              Potential Realizable Value at Assumed
                                                                                 Annual Rates of Stock Price
                           Individual Grants                                     Appreciation for Option Term
---------------------------------------------------------------------------   ------------------------------------------
          (a)               (b)           (c)             (d)            (e)             (f)                      (g)
                                        % of Total
                         Number of    Options/SARs
                        Securities     Granted to
                        Underlying      Employees      Exercise or
                       Options/SARs    in Fiscal      Base Price     Expiration
         Name           Granted (#)       Year         ($/Share)      Date               5% ($)                10% ($)
------------------------------------------------------------------------------------------------------------------------


Michael G. Acton             240,000          --          $1.00            --             $12,000               $24,000



Aggregated Option Exercises and Fiscal Year-end Option Value

           The following table sets forth information with respect to the exercise of stock options by the Company's Chief Executive Officer and President during the fiscal year ended September 30, 1999, as well as the aggregate number and value of unexercised options held by such officer on September 30, 1999.

                     Aggregated Option Exercises in Last Fiscal Year
                          and Fiscal Year-end Option Values

                                                               Number of securities
                                                                   Underlying                 Value of Unexercised
                                                                Unexercised options          In-the-Money Options at
                                                               At September 30, 1999(#)      September 30, 1999 ($)
                         Shares Acquired          Value           Exercisable/                 Exercisable/
Name                     On Exercise(#)         Realized($)      Unexercisable                 Unexercisable
---------------------------------------------------------------------------------------------------------------------

Michael G. Acton            0 (1)                   -             244,306/-0-                     N/A(2)/-0-


           (1) All share amounts and exercise prices were adjusted to reflect 1-for-10 reverse stock split effective November 10, 1997, and the 1-for-10 reverse split effective December 31, 1998.

           (2) At September 30, 1999, none of the options were in the money.


Compensation of Directors

           Members of the Board of Directors who are not directly or indirectly employed by the Company are paid $500 for each Board meeting attended, in addition to having their expenses in connection with attending meetings of the Board of Directors. No stock options were issued during fiscal year 1999 to any such Directors for their service on the board.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

           To the Company's knowledge, the following table sets forth information regarding ownership of the Company's outstanding common stock on January 7, 1999 by (i) beneficial owners of more than 5% of the outstanding shares of common stock; (ii) each director and each executive officer; (iii) and all directors and executive officers as a group. Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the stock listed.

                                                                                   Shares of Common stock
Name and Address                                                                   Beneficially  Owned (2)
of Beneficial Owner (1)                                                       Number             Percentage of Class
------------------------------------------------------                -----------------------------------------------

Directors/Officers

Michael G. Acton (3) (Executive Officer/Director)                            249,057                     4.7%

Aaron Gold, D.D. (4) (Director)                                               42,046                       *
4373 Sheldon Drive
La Mesa, CA 92401

Charles J. Quantz. (5) (Director)                                             40,872                       *
Post Office Box 8186
Emeryville, CA 94663

Thomas Q. Garvey, III, M.D.  (6) (Director)                                   41,050                       *
10125 Gary Road
Potomac, MD 20854

Christopher D. Illick (7) (Director)                                          77,520                     1.5%
154 Mercer Street
Princeton, N.J. 08450

All executive officers and
directors as a group (persons) (8)                                           450,545                     2.3%
------------------------------

*           Less than 1%

(1) Unless otherwise indicated, such person's address is the same as the Company's address.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date on which beneficial ownership is calculated, upon the exercise of options or warrants or otherwise. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants, or other rights to acquire shares, held by such person (but not those held by any other person) and exercisable within sixty (60) days from the date hereof have been fully exercised. Percentages are calculated based on 4,999,312 shares of common stock outstanding as of January 7, 2000 (as adjusted for shares deemed to be beneficially owned by such shareholder).

(3) Mr. Acton owns 4,752 shares of common stock directly and options to purchase 244,306 shares of common stock.

(4) Dr. Gold owns 696 shares of common stock directly and options to purchase 41,350 shares of common stock.

(5) Mr. Quantz owns 122 shares of common stock directly and options to purchase 40,750 shares of common stock


[Footnotes continued on next page.]

(6) Dr. Garvey owns 53 shares of common stock directly and options to purchase 40,997 shares of common stock.

(7) Mr. Illick owns 16,470 shares of common stock directly and options to purchase 61,050 shares of common stock.

(8) Based on a total of 450,545 shares of common stock, assuming the exercise of all options held by such person and exercisable within 60 days of the date of this statement.

           Approximately 8.3% of the issued and outstanding shares of the Company's common stock are beneficially owned by current directors and executive officers of the Company. There are no arrangements known to the Company, the operation of which may, at a subsequent date, result in a change of ownership or control of the Company.

Item 12.    Certain Relationships and Related Transactions

David Derrick - Mr. Derrick was an executive officer and director of the Company until July 1998.

           ADP. Biomune entered into an Employment and Non-Competition Agreement with David G. Derrick, then the Company's Chief Executive Officer and Chairman of the Board, effective as of June 15, 1996, which expired September 30, 1997. Mr. Derrick continued that position under a modified agreement until July 1998.

           MK Financial, Inc. In fiscal year 1998, Biomune entered into an investment banking arrangement with MK Financial, Inc., an entity owned by David
G. Derrick. Under this arrangement, Biomune paid $150,000 to MK Financial for fees and commissions related to investment banking services performed during fiscal year 1998.

           Harrogate Marketing LLC. Biomune has an agreement with Harrogate under which Harrogate provides marketing and management services and is paid a fee equal to 10% (45% after January 1, 2000) of the gross revenues from the sale of nutrition and medical food products. Mr. Derrick is the sole owner of Harrogate. Biomune also granted Harrogate an option to purchase 308,000 shares of common stock at a price of $2.00 per share. As part of the agreement, Harrogate agreed to assume the expense (including legal fees and costs) of pending litigation and all marketing costs.

           Rockwood Transaction. Mr. Derrick was required to personally guarantee certain obligations of the Company in connection with its purchase of Rockwood. Biomune agreed to indemnity Mr. Derrick in connection with his guarantee. In addition, certain obligations of Cypress Springs LLC, the other owner of Rockwood, relating to the assumption of the negative net worth of Rockwood at September 30, 1998, are guaranteed by Greenmints Investment Corp., a Delaware corporation. The assets of Greenmints securing this obligation of Cypress comprise trust deed notes secured by real property beneficially owned by Mr. Derrick and members of his immediate family. In January 1999, Mr. Derrick satisfied this note to Rockwood through a contribution of assets and the guarantee released.

           Calvin Black Trust Loan. In 1998 Biomune borrowed $600,000 from the Calvin Black Trust. The trustee of the Trust is Phil B. Acton, the brother of Biomune's President and CEO, Michael G. Acton. The loan to the Company is secured by assets, including accounts receivable and inventory. The obligation is guaranteed personally by Mr. Derrick, whose guarantee is further secured by the pledge of 60,000 shares of common stock of the Company beneficially owned by Mr. Derrick. The note was due February 28, 1999. On March 31, 1999, Biomune entered into an agreement with IMG, Ltd., a Utah limited liability company, for the sale of 300,000 shares of Bioxide Corporation common stock owned by the Company. The purchase price for these securities was $3.00 per share and was paid in cash (total price of $341,000) and the assumption of the Calvin Black Trust Loan note by IMG. At March 31, 1999, principal and accrued interest due under the Note was $570,552.27. In connection with the assumption of the note, the Trust and IMG entered into a separate agreement pursuant to which the Trust released its claims against the Company. The sole member and manager of IMG is David G. Derrick.

James J. Dalton - Until 1998, Mr. Dalton was a director and officer of the Company.

           Consulting Agreement. Biomune has a consulting agreement (the "Consulting Agreement") with Mr. Dalton. Pursuant to the Consulting Agreement, the Company paid Mr. Dalton a fee of $5,000 and 600 shares of common stock each month (for a total of 7,200 shares). Mr. Dalton was also granted a five-year warrant exercisable for the purchase of

10,000 shares of the Company's common stock. During fiscal year 1997, the Company issued to Mr. Dalton options to purchase 49,400 shares of the Company's common stock at $3.70 per share.

Christopher D. Illick - Mr. Illick is the Chairman of the Company's Board of Directors.

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

Item 13.     Exhibits, Financial Statement Schedules, And Reports on Form 8-k

(a)        Documents filed as part of this Form 10-KSB:

           1.       Financial Statements (included in Part II, Item 8)

                    Consolidated  Balance  Sheets as of  September  30, 1999 and
                    1998

                    Consolidated Statements of Operations for the Years Ended September 30, 1999, 1998 and 1997

                    Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 1999, 1998 and 1997

                    Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997

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

           10.97+         Form of Registration Rights Agreement (Series C
                          Preferred)

           10.98+ Form of Investor Questionnaire and Subscription Agreement (Series C Preferred)

           10.108+        License Agreement with Biomed Patent Development LLC

           10.112+        First Amendment to Amended License Agreement with PTI

           10.113++       Contract with ML Industries

           10.114++       Contract with Medical Foods, Inc.

           10.115++       Contract with Harrogate Marketing LLC

           10.116++       Rockwood Purchase Agreement, as amended

           10.117 Marketing and Consulting Services Agreement between Biomune Systems, Inc., and Harrogate Marketing, L.L.C. dated as of August 14, 1999

           23.1           Consent of Tanner + Co.

           23.2           Consent of Arthur Andersen LLP

           27             Financial Data Schedule

----------------------

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

+ Incorporated by reference to the Company's Annual Report on From 10-K for the fiscal year ended September 30, 1996

++ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   Signatures

           Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BIOMUNE SYSTEMS, INC.
                                          (Registrant)

                                                /s/ Michael G. Acton
                                            ------------------------------------
                                         By:  Michael G. Acton
                                         Its: Chief Executive Officer
                                         Date: January 10, 2000

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                         Date



/s/ Michael G. Acton              Chief Executive Officer and   January 10, 2000
--------------------------------- Director (Principal Executive
Michael g. Acton                  and Accounting Officer)



 /s/ Charles J. Quantz            Director                      January 12, 2000
---------------------------------
Charles J. Quantz



 /s/ Christopher D. Illick        Director, Chairman            January 10, 2000
---------------------------------
Christopher D. Illick



 /s/ Thomas Q. Garvey III, MD     Director                      January 12, 2000
---------------------------------
Thomas Q. Garvey

                      BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES


                 Index to Consolidated Financial Statements







                                                                           Page


Independent auditors' report                                                F-1


Consolidated balance sheet                                                  F-2


Consolidated statement of operations                                        F-3


Consolidated statement of shareholders' equity                              F-4


Consolidated statement of cash flows                                        F-8


Notes to consolidated financial statements                                 F-11





See accompanying notes to consolidated financial statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Biomune Systems, Inc.


We have audited the consolidated balance sheet of Biomune Systems, Inc. and subsidiaries as of September 30, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended September 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomune Systems, Inc. and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for the years ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has had substantial reoccurring losses from operations, and has relied upon financing from the sale of its equity securities to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that matter are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TANNER + CO.

Salt Lake City, Utah
January 11, 2000




See accompanying notes to consolidated financial statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                                                                September 30, 1999
---------------------------------------------------------------------------------------------------



                Assets

Current assets:
      Receivables, net                                                       $             483,995
      Inventories                                                                          255,992
      Prepaid expenses                                                                     306,638
                                                                             ---------------------

                     Total current assets                                                1,046,625

Marketable securities, available for sale                                                1,977,026
Property and equipment, net                                                                 82,805
Related party receivables                                                                   84,091
Intangibles, net                                                                           554,081
Investment in and advances to affiliate                                                    450,377
Deposits                                                                                    11,346
                                                                             ---------------------

                                                                             $           4,206,351
                                                                             ---------------------

--------------------------------------------------------------------------------------------------

                Liabilities and Shareholders' Equity

Current liabilities:
      Cash overdraft                                                         $               7,828
      Payables and accrued expenses                                                        620,402
      Notes payable                                                                        435,000
                                                                             ---------------------

                     Total current liabilities                                           1,063,230
                                                                             ---------------------

Commitments and contingencies                                                                    -

Shareholders' equity:
      Preferred stock, $.0001 par value; 50,000,000 shares
        authorized, 1,458,278 shares issued and outstanding                              2,174,043
      Common stock, $.0001 par value; 500,000,000 shares
        authorized, 2,522,413 outstanding                                                      252
      Additional paid-in capital                                                        41,914,343
      Stock subscriptions receivable                                                       (55,192)
      Deferred compensation and consulting                                                (202,486)
      Accumulated other comprehensive income (loss)                                       (768,200)
      Accumulated deficit                                                              (39,919,639)
                                                                             ---------------------

                     Total shareholders' equity                                          3,143,121
                                                                             ---------------------

                                                                             $           4,206,351
                                                                             ---------------------


See accompanying notes to consolidated financial statements.
                                       F-2

                      Consolidated Statement of Operations

                                                                                   Years Ended September 30,
----------------------------------------------------------------------------------------------------------------------




                                                                                1999                   1998
                                                                   --------------------------   ---------------

Revenues                                                           $          1,501,406         $     2,806,853
                                                                   --------------------------   ---------------

Operating expenses:
      Cost of revenues                                                          883,140               1,415,428
      Management, consulting and research                                       304,894               1,052,674
      Other general and administrative                                        1,025,618               2,046,699
                                                                   --------------------------   ---------------

                Total operating expenses                                      2,213,652               4,514,801
                                                                   --------------------------   ---------------

Loss from operations                                                           (712,246)             (1,707,948)
                                                                   --------------------------   ---------------

Other income (expense):
      Loss on investment in affiliate                                        (1,506,000)                      -
      Gain on sale of marketable securities from related party                  304,053                       -
      Interest income                                                           101,751                 144,042
      Interest expense                                                          (64,329)                (44,722)
      Other expense, net                                                           (825)                (14,019)
                                                                   --------------------------   ---------------

                Total other (expense) income, net                            (1,165,350)                 85,301
                                                                   --------------------------   ---------------

Loss before income taxes and minority interest                               (1,877,596)             (1,622,647)
Provision for income taxes                                                            -                       -
                                                                   --------------------------   ---------------

                Loss before minority interest                                (1,877,596)             (1,622,647)

Minority interest in net loss of subsidiary                                           -                  14,200
                                                                   --------------------------   ---------------

                Net loss                                           $         (1,877,596)        $    (1,608,447)
                                                                   --------------------------   ---------------

Preferred stock dividends and beneficial conversion premium                    (198,497)             (1,359,661)
                                                                   --------------------------   ---------------

                Net loss applicable to common shares               $         (2,076,093)        $    (2,968,108)
                                                                   --------------------------   ---------------

                Net loss per common share - basic and diluted      $             (1.15)         $         (4.52)
                                                                   --------------------------   ---------------

Weighted average common shares - basic and diluted                            1,806,000                 656,000
                                                                   --------------------------   ---------------





See accompanying notes to consolidated financial statements.
                                       F-3

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                   BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
               Consolidated Statement of Shareholders' Equity

                                                                                             Years Ended September 30, 1998 and 1997
------------------------------------------------------------------------------------------------------------------------------------



                                                         Series A                   Series B                    Series C
                                                      Preferred Stock           Preferred Stock              Preferred Stock
                                                ---------------------------- --------------------- -------------------------------
                                                    Shares       Amount         Shares     Amount        Shares        Amount
                                                ---------------------------- --------------------- -------------------------------

Balance at October 1, 1997                              34,802    $ 168,583          -     $     -        1,683   $ 2,309,838

Issuance of common stock for:
   Cash                                                      -            -          -           -            -             -
   Services                                                  -            -          -           -            -             -
   Acquisition of subsidiary                                 -            -          -           -            -             -
   Debt                                                      -            -          -           -            -             -
   Accrued liabilities                                       -            -          -           -            -             -
   Note receivable                                           -            -          -           -            -             -
   Conversion of preferred stock                        (1,996)      (9,721)         -           -       (2,055)   (2,820,144)

Conversion of preferred stock to preferred                   -            -          -           -         (100)     (137,245)
stock

Accretion                                                    -            -          -           -            -             -

Issuance of stock options for services                       -            -          -           -            -             -

Deferred compensation                                        -            -          -           -            -             -

Amortization of deferred compensation                        -            -          -           -            -             -

Collection of subscription receivables                       -            -          -           -            -             -

Expiration of Series D preferred stock warrants              -            -          -           -            -             -

Reclassification of stock subscription
  satisfied subsequent to year end                           -            -          -           -            -             -

Capital contribution                                         -            -          -           -            -             -

Preferred stock dividends                                6,968       34,817        449      6, 740          472       647,551

Net loss                                                     -            -          -           -            -             -
                                                ---------------------------- --------------------- -------------------------------

Balance at September 30, 1998                           39,774      193,679        449      6, 740            -             -
----------------------------------------------------------------------------------------------------------------------------------




                                                         Series E                    Series F                    Series J
                                                     Preferred Stock              Preferred Stock             Preferred Stock
                                                ---------------------------- ---------------------------- -------------------------
                                                   Shares        Amount        Shares        Amount         Shares       Amount
                                                ---------------------------- ---------------------------- -------------------------
Balance at October 1, 1997                                  -     $       -            -      $       -              -    $       -

Issuance of common stock for:
   Cash                                                   274       234,050     1,000,000       489,450             85       85,000
   Services                                               330       330,000       100,000        60,000              -            -
   Acquisition of subsidiary                              150       150,000             -             -            300      300,000
   Debt                                                     -             -             -             -            100      100,000
   Accrued liabilities                                      -             -             -             -              -            -
   Note receivable                                          -             -             -             -            650      650,000
   Conversion of preferred stock                         (470)     (796,457)            -             -              -            -

Conversion of preferred stock to preferred                  -             -       166,667       100,000              -            -
stock

Accretion                                                   -       600,084             -             -              -            -

Issuance of stock options for services                      -             -             -             -              -            -

Deferred compensation                                       -             -             -             -              -            -

Amortization of deferred compensation                       -             -             -             -              -            -

Collection of subscription receivables                      -             -             -             -              -            -

Expiration of Series D preferred stock warrants             -             -             -             -              -            -

Reclassification of stock subscription
  satisfied subsequent to year end                          -             -             -             -              -            -

Capital contribution                                        -             -             -             -              -            -

Preferred stock dividends                                  39        39,220        52,082        31,249              -            -

Net loss                                                    -             -             -             -              -            -
                                                ---------------------------- ---------------------------- -------------------------

Balance at September 30, 1998                             323       556,897     1,318,749       680,699          1,135    1,135,000
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                       F-4

                   BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statement of Shareholders' Equity
                                   Continued

------------------------------------------------------------------------------------------------------------------------------------



                                                         Series A                     Series B                    Series C
                                                      Preferred Stock             Preferred Stock              Preferred Stock
                                                ---------------------------- --------------------------- -------------------------
                                                    Shares       Amount         Shares        Amount        Shares        Amount
                                                ---------------------------- --------------------------- -------------------------

Comprehensive net income:
   Net loss                                              -            -              -           -             -             -
   Other comprehensive loss, change in
     unrealized holding loss on marketable
     securities                                          -            -              -           -             -             -

   Total comprehensive loss                              -            -              -           -             -             -

Issuance of common stock for:
   Services                                              -            -              -           -             -             -
   Advances to related parties                           -            -              -           -             -             -
   Conversion of preferred stock                    (5,625)     (28,125)             -           -             -             -
   Acquisition of marketable securities                  -            -              -           -             -             -

Accretion                                                -            -              -           -             -             -

Issuance of common stock options for services            -            -              -           -             -             -

Amortization of deferred compensation                    -            -              -           -             -             -

Expiration of Series D preferred stock warrants          -            -              -           -             -             -

Capital contribution                                     -            -              -           -             -             -

Preferred stock dividends                            2,350       11,750              -           -             -             -
                                                ---------------------------- --------------------------- -------------------------

Balance at September 30, 1999                       36,499    $ 177,304            449      $6,740             -        $    -
                                                ---------------------------- --------------------------- -------------------------




                                                          Series E                    Series F                    Series J
                                                      Preferred Stock              Preferred Stock             Preferred Stock
                                                ----------------------------- --------------------------- --------------------------
                                                    Shares        Amount        Shares        Amount         Shares       Amount
                                                ----------------------------- --------------------------- --------------------------

Comprehensive net income:
   Net loss                                                  -             -             -             -              -            -
   Other comprehensive loss, change in
     unrealized holding loss on marketable
     securities                                              -             -             -             -              -            -

   Total comprehensive loss                                  -             -             -             -              -            -

Issuance of common stock for:
   Services                                                  -             -             -             -              -            -
   Advances to related parties                               -             -             -             -              -            -
   Conversion of preferred stock                          (330)     (569,344)            -             -              -            -
   Acquisition of marketable securities                      -             -             -             -              -            -

Accretion                                                    -         5,227             -             -              -            -

Issuance of common stock options for services                -             -             -             -              -            -

Amortization of deferred compensation                        -             -             -             -              -            -

Expiration of Series D preferred stock warrants              -             -             -             -              -            -

Capital contribution                                         -             -             -             -              -            -

Preferred stock dividends                                    7         7,220       101,332        60,800            114      113,500
                                                ----------------------------- --------------------------- --------------------------

Balance at September 30, 1999                                -     $        -    1,420,081     $ 741,499          1,249   $1,248,500
                                                ----------------------------- --------------------------- --------------------------



See accompanying notes to consolidated financial statements.
                                      F-5

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statement of Shareholders' Equity
                                   Continued

------------------------------------------------------------------------------------------------------------------------------------


                                                                                          Additional      Stock
                                                             Common Stock                  Paid-in    Subscriptions
                                                  -----------------------------------
                                                        Shares           Amount            Capital      Receivable       Warrants
                                                  ------------------------------------ ------------- --------------- --------------

Balance at October 1, 1997                               323,881      $  32            $33,633,900    $ (101,392)      $  883,273$

Issuance of common stock for:
   Cash                                                   41,261          4                206,299             -               -
   Services                                              150,001         15              1,070,377             -               -
   Acquisition of subsidiary                              30,000          3                119,997             -               -
   Debt                                                        -          -                      -             -               -
   Accrued liabilities                                    10,065          1                 59,133             -               -
   Note receivable                                             -          -                      -      (650,000)              -
   Conversion of preferred stock                         731,454         73              3,626,249             -               -

Conversion of preferred stock to  preferred stock              -          -                 37,245             -               -

Accretion                                                      -          -               (600,084)            -               -

Issuance of stock options for  services                        -          -                295,750             -               -

Deferred compensation                                          -          -                      -             -               -

Amortization of deferred compensation                          -          -                      -             -               -

Collection of subscription receivable                          -          -                      -        46,200               -

Expiration of Series D preferred stock warrants                -          -                544,773             -        (544,773)

Reclassification of stock subscription satisfied
  subsequent to year end                                       -          -                      -       650,000               -

Capital contribution                                           -          -                 49,271             -               -

Preferred stock dividends                                      -          -                      -             -               -

Net loss                                                       -          -                      -             -               -
                                                  ------------------------------------ -------------- --------------- --------------

Balance at September 30, 1998                          1,286,662        128             39,042,910       (55,192)        338,500




                                                                        Accumulated
                                                      Deferred             Other
                                                    Compensation       Comprehensive       Accumulated
                                                   and Consulting         Income             Deficit             Total
                                                  ---------------- -------------------- ----------------- ------------------

Balance at October 1, 1997                          $  (69,500)              $  -       $(35,480,749)      $  1,343,985

Issuance of common stock for:
   Cash                                                     -                   -                  -         1,014,803
   Services                                                 -                   -                  -         1,460,392
   Acquisition of subsidiary                                -                   -                  -           570,000
   Debt                                                     -                   -                  -           100,000
   Accrued liabilities                                      -                   -                  -            59,134
   Note receivable                                          -                   -                  -                 -
   Conversion of preferred stock                            -                   -                  -                 -

Conversion of preferred stock to  preferred stock           -                   -                  -                 -

Accretion                                                   -                   -                  -                 -

Issuance of stock options for  services              (295,750)                  -                  -                 -

Deferred compensation                                (447,584)                  -                  -          (447,584)

Amortization of deferred compensation                 507,972                   -                  -           507,972

Collection of subscription receivable                       -                   -                  -            46,200

Expiration of Series D preferred stock warrants             -                   -                  -                 -

Reclassification of stock subscription satisfied
  subsequent to year end                                    -                   -                  -           650,000

Capital contribution                                        -                   -                  -            49,271

Preferred stock dividends                                   -                   -           (759,577)                -

Net loss                                                    -                   -         (1,608,447)       (1,608,447)
                                                  ---------------- -------------------- ----------------- ------------

Balance at September 30, 1998                        (304,862)                  -        (37,848,773)        3,745,726

See accompany notes to financial statements.

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                                   Continued

------------------------------------------------------------------------------------------------------------------------------------

                                                                                         Additional        Stock
                                                             Common Stock                 Paid-in      Subscriptions
                                                  ---------------------------------
                                                        Shares           Amount           Capital        Receivable       Warrants
                                                  --------------------------------- --------------- ----------------- --------------

Comprehensive net income:
   Net loss                                                    -             -                 -               -               -
   Other comprehensive loss, change in unrealized
     holding loss on marketable securities                     -             -                 -               -               -


   Total comprehensive loss                                    -             -                 -               -               -



Issuance of common stock for:
   Services                                               34,100             4            63,413               -               -
   Advances to related parties                           403,400            41           806,857               -               -
   Conversion of preferred stock                         356,251            35           597,434               -               -
   Acquisition of marketable securities                  442,000            44           828,156               -               -

Accretion                                                      -             -            (5,227)              -               -

Issuance of common stock options for services                  -             -           242,300               -               -

Amortization of deferred compensation                          -             -                 -               -               -

Expiration of Series D preferred stock warrants                -             -           338,500               -        (338,500)

Preferred stock dividends                                      -             -                 -               -               -
                                                  --------------------------------- --------------- ----------------- --------------

Balance at September 30, 1999                          2,522,413        $  252      $ 41,914,343     $   (55,192)       $      -
                                                  --------------------------------- --------------- ----------------- --------------


                                                                           Accumulated
                                                          Deferred            Other
                                                        Compensation      Comprehensive      Accumulated
                                                      and Consulting        Income            Deficit            Total
                                                  ---------------------------------------------------------------------------

Comprehensive net income:
   Net loss                                                    -                  -                 -        (1,877,596)
   Other comprehensive loss, change in unrealized
     holding loss on marketable securities                     -           (768,200)                -          (768,200)
                                                                                                       -----------------

   Total comprehensive loss                                    -                  -                 -        (2,645,796)
                                                                                                       -----------------


Issuance of common stock for:
   Services                                                    -                  -                 -            63,417
   Advances to related parties                                 -                  -                 -           806,898
   Conversion of preferred stock                               -                  -                 -                 -
   Acquisition of marketable securities                        -                  -                 -           828,200

Accretion                                                      -                  -                 -                 -

Issuance of common stock options for services                  -                  -                 -           242,300

Amortization of deferred compensation                    102,376                  -                 -           102,376

Expiration of Series D preferred stock warrants                -                  -                 -                 -

Preferred stock dividends                                      -                  -          (193,270)                -
                                                  ---------------- ------------------ ---------------  -----------------

Balance at September 30, 1999                          $(202,486)     $   (768,200)      $(39,919,639) $       3,143,121
                                                  ---------------- ------------------ ---------------  -----------------


See accompanying notes to consolidated financial statements.
                                      F-7

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

                                                                                                   Years Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                1999                 1998
                                                                                   -------------------------- ------------------
Cash flows from operating activities:
   Net loss                                                                        $         (1,877,596)      $     (1,608,447)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                              41,320                66,573
      Recognition of revenues in exchange for investments                                             -              (400,000)
      Loss on investment in affiliate                                                         1,506,000                     -
      Gain on sale of marketable securities related party                                      (304,053)                    -
      Issuance of common stock, stock options  and warrants for services                        305,717             1,460,392
      Amortization of deferred consulting expense                                               102,376               507,972
      Change in assets  and  liabilities,  net of effect  of  nonmonetary  asset acquisitions:
           Receivables                                                                         (226,881)             (348,608)
           Inventories                                                                          (51,773)              149,488
           Prepaid expenses                                                                    (306,638)              (19,032)
           Net assets for discontinued operations                                                     -               362,473
           Other assets                                                                               -               117,412
           Payables and accrued expenses                                                        530,122            (2,014,759)
           Cash overdraft                                                                         7,828                     -
           Minority interest                                                                          -               (14,200)
                                                                                   -------------------------- ---------------

                Net cash used in
                operating activities                                                           (273,578)           (1,740,736)
                                                                                   -------------------------- ---------------

Cash flows from investing activities:
   Proceeds from sale of marketable securities to related parties                               504,125                     -
   Purchase of property, equipment, and intangibles                                             (51,833)             (327,151)
   Purchase of investments                                                                            -               (25,000)
   Cash in unconsolidated entity                                                                (25,662)                    -
   Net (advances to) repayments from related parties                                            575,151            (1,152,430)
   Net change in unconsolidated entity                                                          (11,301)                    -
   Purchase of marketable securities of related parties                                      (1,179,603)                    -
                                                                                   -------------------------- ---------------

                Net cash used in
                investing activities                                                           (189,123)           (1,504,581)
                                                                                   -------------------------- ---------------

Cash flows from financing activities:
   Proceeds from notes payable                                                                  435,000             1,074,500
   Proceeds from issuance of common stock                                                             -               206,303
   Proceeds from issuance of preferred stock and related
      warrants                                                                                                        808,500
   Increase in deferred compensation                                                                  -              (447,584)
   Payments received on stock subscription receivable                                                 -                46,200
                                                                                   -------------------------- ---------------

                Net cash provided by
                financing activities                                                            435,000             1,687,919
                                                                                   -------------------------- ---------------

Net decrease in cash and cash equivalents                                                       (27,701)           (1,557,398)

Cash and cash equivalents at beginning of year                                                   27,701             1,585,099
                                                                                   -------------------------- ---------------

Cash and cash equivalents at end of year                                           $                      -   $        27,701
                                                                                   -------------------------- ---------------


See accompanying notes to consolidated financial statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                  Continued

------------------------------------------------------------------------------------------------------------------------------------


                                     Supplemental disclosure of cash flow information:


                                                                                           1999                  1998
                                                                                   ---------------------  --------------------

Interest paid                                                                      $             44,561    $                 -
                                                                                   ---------------------  --------------------

Income tax paid                                                                     $                 -    $                 -
                                                                                   ---------------------  --------------------


Supplemental  disclosure  of  noncash  investing  and financing activities:

During  the year  ended  September  30, 1999:

     o The Company had preferred stock dividends of $193,270.

     o The Company converted 5,625 shares of Series A preferred stock and 330 shares of Series E preferred stock (aggregating $597,469) into 356,251 shares of common stock.

     o The Company's warrants for Series D preferred stock expired and $338,500 was transferred to additional paid in capital from warrants.

     o The Company had an unrealized loss on its related party marketable securities of $768,500.

     o The Company had accretion of $5,227 on Series E preferred stock.

     o The Company reduced notes payable by $559,000 and $11,553 of interest payable by exchanging marketable securities from parties. The Company realized a gain of $146,660.

     o The Company exchanged common stock for marketable equity securities from a related party at $828,200

     o The Company received $1,586,594 of marketable securities from a related entity to satisfy a receivable from a related party.

     o The Company issued common stock for advances of $806,898.


See accompanying notes to consolidated financial statements.
                                      F-9

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                                   Continued


Supplemental  disclosure of noncash investing and financing activities
     - Continued:

     o The Company had its ownership interest in Rockwood reduced from 52% to 19%. This change in ownership increased the carrying amount of its investment in Rockwood by reclassifying the following:



Cash                           $               25,662
Receivables                                 2,346,004
Inventories                                   457,024
Prepaid expenses                               19,032
Property and equipment                         87,031
Other assets                                    3,090
Intangibles                                   251,150
Payables                                     (697,136)
Notes payable                                (515,500)
Minority interest                             (31,281)
                               ----------------------

Investment in Rockwood         $            1,945,076
                               ----------------------



     During the fiscal year 1998, the Company purchased 52% of the outstanding common stock of Rockwood. The Company entered into certain agreements to make loans to Rockwood and pay cash if certain benchmarks are met, in exchange for the common stock and recorded net assets from the acquisition as follows:


Receivables                    $             582,928
Related party receivables                    526,260
Inventories                                  439,463
Property and equipment, net                    9,946
Other assets                                 120,503
Payables and accrued expenses             (1,584,348)
Minority interest                            (45,481)
Equity                                       (49,271)
                               ---------------------

                                $                  -
                               ---------------------



See accompanying notes to consolidated financial statements.
                                      F-10

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                                   Continued




Supplemental  disclosure of noncash investing and financing activities
     - Continued:

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



See accompanying notes to consolidated financial statements.
                                      F-11

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998



1.    Organization and Significant Accounting Policies
Biomune Systems, Inc. (Biomune) was incorporated in Nevada on December 31, 1981. Biomune is a biopharmaceutical and nutraceutical company that, along with its wholly owned subsidiary (the Company), Optim Nutrition, Inc. (Optim), is engaged primarily in researching, developing, producing and marketing biologic pharmaceutical products and nutraceutical food supplements derived from Biomune's patented technology (ProMune). Nutraceutical food supplements are derived from a whey protein food base and are marketed as a beneficial source of nutrients to promote good health.


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


Principles of Consolidation and Basis of Presentation During the year ended September 30, 1999 the Company's ownership interest in Rockwood companies LC
(Rockwood) was reduced from 52% to 19%. The Company's financial statement at September 30, 1998 and the year then ended reflect Rockwood in the consolidated financial statements from April 1, 1998 (date of acquisition). At September 30, 1999 and for the year then ended Rockwood is accounted for on the cost method. The net operations of Rockwood in 1998 prior to the ownership decrease to 19% was netted with the write down of the Company's investment in Rockwood.

The consolidated financial statements include the accounts of the Company, and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   Continued



1.    Organization and Significant Accounting Policies - Continued

Marketable Securities
The Company Classifies its marketable debt and equity securities as "held to maturity. All other marketable debt and equity securities are classified as "available for sale" are carried in the financial statements at fair market value. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity. Securities classified as held to maturity are carried at amortized cost.

For both categories of securities, declines in fair market value below amortized cost that are other than temporary are included in earnings.


Cash and Cash Equivalents
For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

Inventories
Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method.


Intangible Assets
Intangible assets consist primarily of licenses acquired to market and sell certain products and technology acquired in the acquisition of Rockwood. Intangibles are being amortized over a period of 5 to 10 years.


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

                         BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                         Notes to Consolidated Financial Statements
                                   Continued

1.    Organization and Significant Accounting Policies - Continued

Earnings Per Common and Common Equivalent Share - Continued The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.


Preferred stock dividends and the impact of beneficial conversion premiums increase the net loss attributable to common stockholders for purposes of computing the net loss per common share.

Investments
The Company accounts for its investments using the lower of cost or market method.

Revenue Recognition
Revenue is recognized upon shipment of the product.


Management, Consulting and Research Expenses
Management, consulting and research expenses include amounts paid to third-party and related-party consultants for marketing, investment banking, and other business advisory services, as well as costs related to the Company's nutraceutical and pharmaceutical product research and development activities. Research and development costs totaled approximately $0 and $17,000 for the years ended September 30, 1999 and 1998, respectively.


Advertising
The Company expenses the cost of advertising when the advertising occurs. For the years ended September 30, 1999 and 1998, advertising expenses totaled approximately $12,000 and $85,000, respectively, and are included in other general and administrative expenses in the accompanying statement of operations.


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

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   Continued

1.    Organization and Significant Accounting Policies - Continued
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.


The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


Reclassifications
Certain accounts in the 1998 financial statements have been reclassified to conform with the current year presentation.


2.    Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 1999, the Company had an accumulated deficit and has had substantial recurring losses. The consolidated operations of the Company have not had sustained profitability and the Company has relied upon financing from the sale of its equity securities and liquidation of other assets to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                   Continued



3.    Detail of Certain Balance Sheet Accounts

Receivables:
      Trade receivables                                               $               148,678
      Current portion of related party receivables
        (see note 6)                                                                  230,000
      Interest and other                                                              120,317
      Less allowance for doubtful
        accounts                                                                      (15,000)
                                                                      -----------------------

                                                                      $               483,995
                                                                      -----------------------




Inventories:
      Finished goods                                                  $               180,639
      Raw materials                                                                   105,353
      Reserve for obsolescence                                                        (30,000)
                                                                      -----------------------

                                                                      $               255,992
                                                                      -----------------------




Payables and accrued expenses:
      Trade payables                                                  $               442,635
      Accrued royalties payable                                                       129,872
      Accrued payroll and payroll taxes                                                31,695
      Accrued interest expense                                                         16,200
                                                                      -----------------------

                                                                      $               620,402
                                                                      -----------------------

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   Continued

3.    Detail of Certain Balance Sheet Accounts - Continued

Preferred Stock:

Series A, 10% cumulative, convertible; 36,499
shares outstanding                                                    $               177,304

Series B, 10% cumulative, convertible non-voting;
449 shares outstanding                                                                  6,740



Series F, 8% cumulative, convertible, non-voting;
1,420,081 shares outstanding                                                          741,499

Series J, 10% cumulative, convertible non-voting;
1,249 shares outstanding                                                            1,248,500
                                                                      -----------------------

                                                                      $2,174,043
                                                                      -----------------------

4.    Marketable Securities
During the years ended September 30, 1999 and 1998, the Company purchased common and preferred stock of two companies which are controlled by the same individuals which control the Company. The Company acquired these shares in exchange for the following amounts:


Cash                                                             $               424,908
Sale of inventories                                                              400,000
Exchanged for related party receivables                                        1,862,743
Exchanged for common stock                                                       828,200
Less:                          cost of shares sold                              (770,625)
                               unrealized holding loss                          (768,200)
                                                                 -----------------------

                                                                 $             1,977,026
                                                                 -----------------------

The  Company's   marketable   securities  in  companies  under  common  control,
classified as available-for-sale consist of the following:


Marketable securities, at cost                                   $             2,745,226
Gross unrealized holding loss                                                   (768,200)
                                                                 -----------------------

Marketable securities, at fair value                             $             1,977,026
                                                                 -----------------------

                                        F-17

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   Continued


4.    Marketable Securities - Continued

Changes   in   the   unrealized   holding   loss   on   marketable    securities
available-for-sale and reported as a separate component of stockholders' equity are as follows:


Balance, beginning of year                                       $                     -
Unrealized holding loss                                                         (768,200)
Deferred income tax effect related to
  the unrealized holding gain                                                          -
                                                                 -----------------------

Balance, end of year                                             $              (768,200)
                                                                 -----------------------

5.    Property, Plant and Equipment
Property and equipment consists of the following:


Furniture, fixtures, and equipment                                    $               224,177
Less accumulated depreciation
  and amortization                                                                   (141,372)
                                                                      -----------------------

                                                                      $                82,805
                                                                      -----------------------

6.    Related Party Receivables
Related party receivables consist of the following:


Notes  receivable from entities,  which are shareholders
or are controlled by an advisory board chairman, interest
at various interest rates due on demand                               $               265,091

Note receivable  from an individual who is a relative of
a major  shareholder of the company, at an interest rate
of 1% over prime, unsecured and due on demand                                          50,000
                                                                      -----------------------
                                                                                      314,091

Less current portion                                                                 (230,000)
                                                                      -----------------------
                                                                      $                84,091
                                                                      -----------------------

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   Continued


7.    Intangibles
Intangible assets consist of the following:


Licenses                                                         $               595,000
ProMune Technology                                                                70,000
                                                                 -----------------------

                                                                                 665,000

Accumulated amortization                                                        (110,919)
                                                                 -----------------------

                                                                 $               554,081
                                                                 -----------------------


8.    Investment in and Advances to Affiliate
During the year ended September 30, 1998, the Company acquired a 52% majority interest in Rockwood, which was accounted for as a purchase and, accordingly, is included in the consolidated statements of operations, cash flows and shareholder's equity and comprehensive income for the period of April 1, 1998 (date of acquisition) to September 30, 1998. Due to the Company not meeting certain financing obligations as provided for in the purchase agreement of Rockwood, the Company's interest in Rockwood was reduced to 19%. In addition, during the year ended September 30, 1999 the Company exchanged its interest in Rockwood for a 19% interest in Twin Eagles LLC, which is engaged in the business of health and beauty products.


The Company's investment also includes an advance made to the management company of Rockwood in the amount of $500,000, as a long-term advance to assist in the capital funding of Rockwood. This loan was secured by the 48% interest in Rockwood, bears interest of 8% per annum, and matures on January 15, 2006. Interest payments are due quarterly begin January 15, 1999 and equal principal and interest payments are due annually beginning January 15, 2002. At September 30, 1999 interest receivable was in arrears in the amount of $50,000.

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   Continued


8.    Investment in and Advances to Affiliate - Continued
During the year ended September 30, 1999, the Company recognized a loss in the investment in and advances to Rockwood and its management company due to the estimated recoverability of the investment as follows:


Investment and advances at cost                                    $           2,156,377
Loss for estimated recoverabliity                                             (1,706,000)
                                                                   ---------------------

Investment and advances to affiliate at
  September 30, 1999                                               $             450,377
                                                                   ---------------------

9.    Notes Payable
Notes payable consist of the following:


Unsecured notes payable to an individual at rates
ranging from 24%to 30%, due on demand                              $             275,000

Unsecured notes payable to individuals at rates
ranging from 24% to 30%, due in February and
March 2000                                                                       145,000

Unsecured note payable to an officer of the
Company, with 8% interest, due on demand                                          15,000
                                                                   ---------------------

                                                                   $             435,000
                                                                   ---------------------

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   Continued

10.   Income Taxes
The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:


                                                                 Years Ended
                                                                September 30,
                                                    --------------------- -----------------
                                                            1999               1998
                                                    --------------------- -----------------

Federal income tax benefit
   at statutory rate                                $            639,000  $        550,000
Change in valuation
  allowance                                                     (639,000)         (550,000)
                                                    --------------------- -----------------

                                                    $                  -  $              -
                                                    --------------------- -----------------


Deferred tax assets (liabilities) are comprised of the following:


Net operating loss carryforwards                                   $          10,071,000
Write-down of assets                                                             615,000
Allowance for bad debts                                                           14,000
Valuation allowance                                                          (10,700,000)
                                                                   ---------------------

                                                                   $                  -
                                                                   ---------------------

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   Continued

10.   Income Taxes - Continued
The Company's valuation allowance was also reduced for the expiration of both the investment tax credit carryforward and a portion of the net operating loss carryforward.

As of  September  30, 1999,  the Company had net  operating  loss  carryforwards
(NOLs) for federal income tax reporting purposes of approximately $31,400,000. There can be no assurance that all of these NOLs will be available to offset future taxable income, if any. An NOL generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains other provisions which could reduce or limit the availability and utilization of these NOLs. For example, limitations are imposed on the utilization of NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company has established a valuation allowance for all of its deferred income tax assets.


The Company has determined that as of December 10, 1991 ownership changes (as that term is defined in Section 382 of the Internal Revenue Code) may have occurred. The impact of this ownership change is to limit the use of approximately $1,328,000 of the Company's total NOLs. The Company estimates that the use of these NOLs would be limited to approximately $502,000 per year (on a cumulative basis). The NOLs that may have been limited by the possible ownership change expire in the years and in the amounts indicated below:


Year Generated             Amount        Year of Expiration
--------------------------------------------------------------------------------

1985                  $      10,000             2000
1986                        148,000             2001
1987                        149,000             2002
1988                        137,000             2003
1989                        234,000             2004
1990                        252,000             2005
1991                        226,000             2006
1992                        172,000             2007
                      -------------

Total                 $   1,328,000
                      -------------

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   Continued

10.   Income Taxes - Continued
The Company's NOLs that are not limited expire in the years and in the amounts indicated below:



Year Generated         Amount                Year of Expiration
--------------------------------------------------------------------------------

1992                  $      625,000             2007
1993                       6,386,000             2008
1994                       3,417,000             2009
1995                       3,217,000             2010
1996                       5,762,000             2011
1997                       7,203,000             2012
1998                       1,608,000             2013
1999                       1,878,000             2019
                      --------------

Total                 $   30,096,000
                      --------------



11.   Reverse Common Stock Split
On November 10, 1997 and December 31, 1998, the Company's Board of Directors approved a 1-for-10 reverse common stock split. All common share amounts, per share information and numbers of common shares into which preferred stock is convertible have been retroactively adjusted to reflect this reverse common stock split in the accompanying consolidated financial statements.


12.   Commitments
Optim
In September 1998, the Company acquired the exclusive worldwide marketing and distribution rights to the Mountain Lift sports and energy nutrition bars. Under the agreement, which has an initial term of 10 years and continues on a year-to-year basis thereafter, the Company pays a royalty of 7% of net sales generated by the licensed products.

As of September 30, 1999, the Company had $19,406 royalties payable under terms of the agreement.

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   Continued

12.   Commitments - Continued
NiteBite
In September 1998, the Company entered into an agreement acquiring the exclusive worldwide distribution rights to a time-release glucose bar. Under the agreement, the Company pays a 12% royalty on net sales of the patented product, which is marketed under the trade name NiteBite. The bars are manufactured for the Company under contract by third parties.

As of September 30, 1999, the Company had $110,466 royalties payable under terms of the agreement.


Technology
The Company has the exclusive right and license to utilize a patented process technology (Technology) for pharmaceutical and nutraceutical products, solely for human applications, in the United States, Canada, Kenya, Ivory Coast, Zimbabwe, Ghana, Zambia, and Nigeria, and their possessions and territories. The license includes the rights under four United States patents. This license expires in March of 2006.


The license may terminate if the Company fails to observe or perform any of the covenants, terms, conditions or provisions of the agreement or if it breaches any representation or warranty and fails to cure the breach within 30 days after receipt of written notice.

Leases
The Company is contingently liable for the facilities of the Volu-Sol lease should Volu-Sol not make the payment. (See Note 16).

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   Continued

13.   Stock Options and Warrants
The Company has established certain Stock Incentive Plans (collectively, "the Plans"), which allows for the granting of incentive stock options, nonqualified stock options, and the award of common stock to certain individuals, including employees, officers, directors, consultants, and others as designated by the board of directors. Under the terms of the Plans, the exercise prices for incentive stock options shall not be less than the fair market value at the date of grant. The exercise price for nonqualified stock options shall not be less than the lesser of: 1) the book value per share of common stock as of the end of the fiscal year of Biomune immediately preceding the date of grant, or 2) 50 percent of the fair market value per share of common stock on the date of grant. Options are exercisable within periods determined by the Board of Directors but may not exceed ten years from the date of grant.


A summary of the stock option and warrant activity is as follows:


                                                                          Weighted
                                                        Number             Average
                                                          of              Exercise
                                                        Shares              Price
                                                 ---------------------------------------

Outstanding at October 1, 1998                                124,220   $ 129.40
      Exercised                                               (41,260)     37.00
      Canceled                                                (31,587)    206.18
      Granted                                                 369,000      10.64
                                                 --------------------
Outstanding at September 30, 1999                             420,373     229.20
      Exercised                                              (300,000)      2.00
      Canceled                                                (24,526)    156.81
      Granted                                                 650,000       1.00
                                                 --------------------
                                                              745,847$      6.76
                                                 --------------------

Exercisable at September 30, 1999                             745,847
                                                 --------------------

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   Continued


13.   Stock Options and Warrants - Continued
When accounting for the issuance of stock options and warrants financial accounting standards allows entities the choice between adopting a fair value method or an intrinsic value method with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Had the Company's options and warrants been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below:

                                                                   Years Ended
                                                                  September 30,
                                                    -----------------------------------------
                                                            1999                1998
                                                    ----------------------  -----------------

Net loss applicable to common
  shares - as reported                              $         (2,076,093)   $     (2,968,108)
Net loss applicable to common
  shares - pro forma                                $         (2,350,487)   $     (2,986,846)
Loss per common share - as reported                 $             (1.15)    $          (4.52)
Loss per common share -   pro forma                 $            (1.30)     $          (4.55)
                                                    ----------------------  -----------------


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                                   September 30,
                                                      ---------------------------------------
                                                              1999               1998
                                                      --------------------  -----------------

Expected dividend yield                               $                -    $             -
Expected stock price volatility                                       80%               108%
Risk-free interest rate                                             5.25%                 5%
Expected life of options                                          2 years            2 years
                                                      --------------------  -----------------

The weighted average fair value of options granted during 1999 and 1998 are $.96 and $.29, respectively.

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   Continued

13.   Stock Options and Warrants - Continued
The following table summarizes information about stock options and warrants outstanding at September 30, 1999:


                                   Outstanding                          Exercisable
                  -------------------------------   --------------------------------------------
                                    Weighted
                                     Average
                                    Remaining         Weighted                   Weighted
                      Number       Contractual         Average      Number        Average
     Range of       Outstanding       Life            Exercise    Exercisable    Exercise
 Exercise Prices        at           (Years)            Price         at           Price
--------------------------------- ---------------   ------------ -------------  ----------------

$1.00 to             719,000           4.60         $    1.93     719,000       $      1.93
17.50

37.00 to 68.80        13,047           1.90             38.30      13,047              1.93

167.00 to             13,800           1.66            228.76      13,800            228.76
238.00
--------------------------------- ---------------   ------------ -------------  ----------------

$  1.00 to           745,847           3.50         $    6.76     745,847       $     65.94
238.00
--------------------------------- ---------------   ------------ -------------  ----------------


14.   Fair Value of Financial Instruments
None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1999, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   Continued

15.   Related Party Transactions
Related party transactions consist of the following:

During the year ended September 30, 1999:

     o The Company owns marketable equity securities in two companies which are under common control. The carrying value of those marketable securities is $1,977,026 at September 30, 1999.

     o The Company has advances to and investments in an affiliate in the amount of $450,377.

     o The Company sold a note receivable of $402,051, including interest, to a shareholder in exchange for marketable securities.

     o The Company sold marketable securities of $675,000 to a shareholder in exchange for $341,000 and transferred $570,553 of debt to a shareholder.

     o The Company sold marketable securities for $73,125 to a trust in which a relative of an officer is the trustee.

     o The Company exchanged $828,200 of its common shares for marketable securities from a shareholder.

     o The Company owed an officer of the company $15,000 for a short-term note which is due on demand, is unsecured, and accrues interest at 8%. (See note
     10).

     o The Company advanced to an entity controlled by a shareholder $1,893,233. The entity repaid $1,586,593 in the form of marketable securities.

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   Continued

15.   Related Party Transactions - Continued
In addition, the Company had the following transactions:

      The Company has various  notes  receivable  due from related  parties (see
      Note 6). Interest income recorded under the notes was approximately, $9,000 and $102,000 during the years ended September 30, 1999 and 1998, respectively.


      The Company has a management agreement with an entity owned by a shareholder and former officer of the Company. The agreement provides that the entity will provide management and marketing services to the Company in exchange for a fee equal to 45% through March 1999, 10% for April 1999 through December 31, 1999 and 45% after December 31, 1999 of the gross revenues of the nutrition and medical food products. Total payments under the agreement are approximately $396,000 and $18,000 for the years ended September 30, 1999 and 1998, respectively.

      During 1998 , the Company sold certain rights including royalty rights to waste disposal technology for a gain of $400,000 to another company under common control.


      The Company paid $37,000 rent to the minority interest member for the year ended September 30, 1998.


16.   Operating Leases

The Company leases its facilities related to continuing operations under noncancellable operating leases, which expire through July 2001. Lease expense for the years ended September 30, 1999 and 1998, was approximately $100,000 and $114,000, respectively. Future minimum lease commitments are as follows:


Fiscal year                Amount
                    ---------------------
      2000          $              66,000
      2001                         16,000
                    ---------------------

                    $              82,000
                    ---------------------

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   Continued

16.   Operating Leases - Continued

These minimum lease commitments do not include any amounts associated with Volu-Sol's leased facility. To the extent that Volu-Sol defaults on any lease payments, Biomune is obligated to make such payments as the lessee. These lease commitments total $4,617 per month through November 2000.

17.   Litigation
The Company and certain of its officers and directors are currently involved in litigation with a shareholder. On October 12, 1995, a Proposed Class Action Complaint for violation of federal securities laws was filed in U.S. District Court. The complaint alleges various violations of the Securities and Exchange Act of 1934. On April 2, 1997, the trial court dismissed with prejudice all claims of the plaintiff and assessed costs of the litigation against the plaintiff. In May 1997, the plaintiff appealed the decision. On September 2, 1998, the Court of Appeals reversed the decision of the trial court and remanded the case for a determination by the trial court whether the complaint had been timely filed. No date had been set for a rehearing by the trial court.


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


On September 29, 1998, a lawsuit was filed in the Third Judicial District Court for Salt Lake County, naming the Company, Bioxide Corporation, and individuals and related entities as defendants. The plaintiff's claims allegedly arose out of his role in the development of certain waste disposal technologies. Those technologies were included in the property sold by the Company in 1998 to Bioxide Corporation. This case has been settled and the lawsuit dismissed.


By agreement with the Company, Harrogate Marketing LLC has agreed to assume and pay all costs, including legal fees, of the Company in connection with both of these matters.

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   Continued

18.   Significant Source of Revenues
The Company had revenue from one customer in 1999 of approximately $164,000.


19.   Subsequent Events
During December 1999 the Company converted its Series F preferred stock and 213 shares of its Series J preferred stock into common stock of the Company.