Form 10QSB
period 1999-12-31
BIOMUNE SYSTEMS INC
filed 2000-02-22
CIK 714634

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

  (Mark One)
       (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________
       TO   _____________


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

  As of February 9, 2000, the issuer had issued and outstanding 4,999,312 shares of common stock, par value $.0001.

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION
                                                                            Page
                                                                             No.

     1.   Financial Statements

          Unaudited  Condensed  Consolidated  Balance  Sheets as of December 31,
          1999 and September 30, 1999 . . . . . . . . . . . . . . . . . . . . .3

          Unaudited Condensed Consolidated Statements of Operations for
          the three months ended December 31, 1999 and 1998 . . . . . . . . . .4

          Unaudited Condensed Consolidated Statements of Cash Flows for
          the three months ended December 31, 1999 and 1998 . . . . . . . . . .5

          Notes to Unaudited Condensed Consolidated Financial Statements. . . .7

     2.   Management's Discussion and Analysis or Plan of Operation . . . . . 11


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 13

                                     PART I

 ITEM 1 - Financial Statements

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS

                                                                         Dec. 31,      Sep. 30,
                                                                           1999          1999

Current assets:
  Cash and cash equivalents                                             $1,123,000    $        -
  Receivables, net                                                         253,716       483,995
  Inventories, net                                                         205,785       255,992
  Prepaids                                                                 343,088       306,638
                                                                        ----------    ----------
Total current assets                                                     1,925,589     1,046,625

Long-term Receivables, net                                                 300,000       534,468
Property and equipment, net                                                 67,070        82,805
Investments                                                              2,019,410     1,977,026
Intangibles, net                                                           320,877       554,081
Other assets, net                                                           26,925        11,346
                                                                        ----------    ----------
       Total assets                                                     $4,659,871    $4,206,351

                    LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses                                 $   451,580   $   628,230
  Notes Payable                                                             385,000       435,000
           Total current liabilities                                        836,580     1,063,230
Shareholders' equity:
    Preferred stock,  $.0001 par value; 50,000,000 shares authorized
    1,360,430 shares and 1,360,430 shares issued and outstanding
    respectively                                                          1,255,044     2,174,043

    Common  stock,  $.0001 par value; 500,000,000 shares authorized
    1,339,762 shares and 1,286,662 shares outstanding respectively              515           252
    Additional paid-in capital                                           43,339,878    41,914,343
   Stock subscriptions receivable                                           (55,192)      (55,192)
   Deferred compensation and consulting                                    (181,204)     (202,486)
   Accumulated other comprehensive income (loss)                           (768,200)     (768,200)
   Accumulated deficit                                                  (39,767,550)  (39,919,639)
                                                                         ----------    ----------
           Total shareholders' equity                                     3,823,291     3,143,121
                                                                         ----------    ----------
                                                                        $ 4,659,871   $ 4,206,351
                                                                         ==========    ==========


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                            For the Three Months
                                                                              Ended Dcember 31,
                                                                            1999         1998
                                                                          --------     --------
REVENUES                                                               $    143,448   $  1,161,827


OPERATING EXPENSES:
  Cost of revenues                                                           50,207        489,892

  Management, consulting and research fees                                   87,832        199,631

  Other general and administrative                                          118,608        328,405
                                                                       ------------   ------------
         Total operating expenses                                           256,647      1,017,928

INCOME (LOSS) FROM OPERATIONS                                              (113,199)       143,899

OTHER INCOME (EXPENSE):
  Interest income, net                                                        9,713         41,079

   Minority interest                                                        301,775         10,665
  Other, net                                                           ------------   ------------

         Total other income, net                                            311,488         30,414
                                                                       ------------   ------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                198,289        174,313
                                                                       ------------   ------------
NET INCOME (LOSS)                                                           198,289        174,313

Preferred Stock dividends and accretion of
    beneficial conversion feature                                           (46,200)       (56,238)
                                                                       ------------   ------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                          $    152,089   $    118,075
                                                                       ============   ============
NET INCOME (LOSS) PER COMMON SHARE  (basic)                            $       0.06   $       0.09
                                                                       ============   ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   (basic)                                                                2,697,523      1,331,104
NET INCOME (LOSS) PER COMMON SHARE (fully diluted)                     $       0.04   $       0.05
                                                                       ============   ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                3,834,523      2,380,758
   (diluted)



  The accompanying notes are an integral part of these condensed consolidated statements.

                    BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                                            For the Three Months
                                                                              Ended December 31,
                                                                            1999             1998
                                                                         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $   198,289   $      174,314

  Adjustments to reconcile net loss to net cash used in operating activities:

  Gain on disposal of Volu-Sol, Inc.                                              -                -

  Depreciation and amortization                                              39,111           35,612
  Issuance of Common Stock, options and warrants for                              -                -
services                                                                                 -----------
  Amortization of deferred consulting expense                                21,280           38,538

  Cancellation of stock issued to consultants                                     -                -

  Exchange of related-party note receivable                                       -                -

  Changes in assets and liabilities:
  Accounts receivable, net                                                      279          648,656

  Interest receivable                                                             -                -

  Inventories                                                                50,207           81,120

  Advances to related party                                                       -                -

   Prepaid expenses                                                         (36,450)        (135,779)

  Other assets                                                              (15,579)         (13,551)
                                                                                         -----------
  Accounts payable and accrued liabilities                                  176,650          245,112
                                                                                         -----------
  Minority Interest                                                               -           15,083
  Accrued payroll and payroll taxes
    Net cash generated (used) in operating activities                        80,487        1,089,105
                                                                       ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                -           (5,646)
                                                                       ------------      -----------
Net (advances) repayments from related parties                              230,000          (70,000)
Payments received on notes receivable                                             -                -
Sale of Product Line                                                        862,513                -
Purchase Investments                                                                        (235,000)
                                                                       ------------      -----------
    Net generated (used) cash in investing activities                       230,000         (310,646)
                                                                       ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                                                   (50,000)        (137,172)
                                                                       ------------      -----------
    Net cash provided (used) by financing activities                        (50,000)        (137,172)
                                                                       ------------      -----------


           The accompanying notes are an integral part of these condensed consolidated statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            For the Three Months
                                                                             Ended December 31,
                                                                            1999           1998
                                                                         ---------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                         $  1,123,000   $  ( 641,287)

CASH AND CASH EQUIVALENTS AT  BEGINNING
   OF THE PERIOD                                                                  -         27,701
                                                                       ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF
   THE PERIOD                                                          $  1,123,000   $    668,988
                                                                       ============   ============


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

During the three months ended December 31, 1999 the Company paid dividends on outstanding preferred stock by issuing additional shares of preferred stock totaling $46,200.

The accompanying notes are an integral part of these condensed consolidated statements.

                   BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1999. Reference to the Company or Biomune includes Biomune Systems, Inc. and its subsidiaries, Optim Nutrition, Inc. and Rockwood Companies, LLC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position as of December 31, 1999 and the results of operations and cash flows for the three months ended December 31, 1999 and 1998. The interim financial statements should be read in conjunction with the following explanatory notes. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

(2) DIVESTITURE OF VOLU-SOL, INC.

On October 1, 1997, the Company divested itself of its wholly owned subsidiary Volu-Sol, Inc., by distributing the common stock of Volu-Sol prorata to the Company's stockholders of record as of March 5, 1997. The operations of Volu-Sol, Inc. are reflected herein as discontinued operations during the affected period.

(3)  NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock including convertible preferred stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti- dilutive effect on net income per common share.

At December 31, 1999, there were outstanding options and warrants to purchase 956,980 shares of common stock and there were 36,003 shares of preferred stock outstanding, convertible into a minimum of 856,005 shares of common stock.


                                                Convertible
                         Number of                   into #
Preferred Stock          Preferred Shares     of Common Shares
Series A                              935                1,205

Series J                            1,068              854,800
                                ---------            ---------
                                   36,003              856,005
                                =========            =========


(4)  COMMON STOCK TRANSACTIONS

The Company has deferred consulting expense related to shares issued under consulting agreements entered into prior to September 30, 1999. These deferred amounts are being recognized over the terms of the agreements as services are provided. Total amortization of these deferred consulting expenses was $21,280 for the three months ended December 31, 1999.

(5)  STOCK OPTIONS AND WARRANTS

During the three months ended December 31, 1999, consultants of the Company exercised 180,000 options at $1.00 per share. Also during the three months ended December 31, 1999, the Company's President and Chief Executive Officer exchanged a $15,000 loan to the Company into 30,000 shares of common stock.

(6)  RELATED-PARTY TRANSACTIONS

During the quarter ended December 31, 1998, the Company recorded a management fee of $225,000 from its Rockwood subsidiary.

(7)  PREFERRED STOCK TRANSACTIONS

During the three months ended December 31, 1999, the Company accrued dividends on its outstanding Series A, Series F and Series J Preferred stock of $2,625, $15,200 and $28,375, respectively. Preferred stock dividends are payable in either additional shares of preferred stock (of the same series) or in cash, at the option of the Board of Directors. On December 31, 1999, accrued dividends on Series A, E, F and J Preferred stock totaling $46,200, were paid by issuing 650 shares of Series A Preferred stock, 25,333 shares of Series F Preferred stock and 28.4 shares of Series J Preferred stock.

During the three months ended December 31, 1999, 1,443,622 shares of the Company's preferred stock was converted into 1,905,624 shares of common stock.

(8)  ROCKWOOD TRANSACTION

In April 1998, the Company acquired a controlling (52%) equity interest in Rockwood's successor, Rockwood Companies LLC (referred to as "Rockwood LC"), for $360,000 cash, a commitment to issue 500,000 shares of preferred stock (payable if certain benchmarks in sales are obtained), and covenants on the part of the Company to loan $1,500,000 to Rockwood LC or its affiliates over a one-year period. Rockwood LC distributes and sells health and beauty aids to wholesale and retail chains. Rockwood LC retained the right to redeem a portion of the Company's member interest if the Company fails to keep its covenants to make the loans to Rockwood LC.

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

Overview

     The Company is engaged in the research, development, distribution and sale of biologic pharmaceutical products, nutraceutical food products and supplements, medical foods and health and beauty aids. Certain of these products have been developed by the Company and incorporate a patented whey protein technology, which is designed to provide or increase protective immunities from an immune response to disease and to provide nutritional supplementation. Until January 2000, the Company marked a medical food bar patented formulation developed by researchers at Beth Israel Deaconess Medical Center, Harvard Medical School, under an exclusive license. The Company acquired and sold the patent rights following the period covered by this report. The energy and sports nutrition bars of the Company are also marketed under an exclusive license from the developer of the products. Through a majority owned subsidiary, the Company also distributes health and beauty aids and related products to national wholesale and retail customers.

     The Company believes its future results of operations will be affected by factors such as:

          . the availability of cash from financing activities to fund its operations;

          . the results of research and development efforts and the clinical trials on BWPT-301, BWPT-302 and other future pharmaceutical drug candidates based on or derived from the Technology;

          . market acceptance of Optimune, the nutrition bars, and pharmaceutical drug candidates;

          .       increased competitive pressures;

          .       changes in raw material sources and costs; and

          . adverse changes in general economic conditions in any market in which the Company conducts or markets its products.

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

     Continuing in fiscal year 1999, the Company will focus its resources and efforts on:

          .       commercialization of its nutraceutical products;

          . continued marketing and selling of the NiteBite and Mountain Lift bars;

          .       acquisition of new nutraceutical and or medical food products;

          . development of one or more additional nutraceutical products based on the Technology; and

          .       approval of BWPT-301 and BWPT-302.

Results of Operations

Comparison of the Three Months Ended December 31, 1999
with the Three Months Ended December 31, 1998

     During the three months ended December 31, 1999, the Company had revenues of $143,448 compared to $1,161,689 for the comparable three month period ended December 31, 1998. The decrease in sales is due primarily to the Company reducing its interest in Rockwood LC from 52% to 19%.

     Cost of sales were $50,207 for the three months ended December 31, 1999 compared to cost of sales of $489,892 for the same period in 1998. The overall gross margin for the quarter in 1998 was 65% of revenues, compared to 58% for the comparable quarter in 1998. The increase in gross margin is due to the higher margins from the Company's Optim subsidiary.

     Management, consulting and research fees were $84,832 for the three months ended December 31, 1999, as compared to $199,632 for the three months ended December 31, 1998. The decrease in fees and expenses is due to the Company's efforts to reduce overhead costs.

     During the three months ended December 31, 1998, the Company had a net profit $174,313 compared to a net profit of $198,289 for the three months ended December 31, 1999. The increase in net-profit is due to the sale of the NiteBite product line.

     During the three months ended December 31, 1999, the Company entered into Letters of Intent and Definitive Agreements with Amerifit Nutrition, Inc. and ICN Pharmaceutical for the purchase and sale of the NiteBite product line. The complicated transaction, involved among other things, issuing 200,000 shares of restricted common stock to Amerifit Nutrition, Inc. The net result of this transaction was a gain of $301,775 which is recorded in the statement of operations and other income.

     Net (fully diluted) income per common share was $(0.05) during the quarter ended December 31, 1998 compared to net income per common share of $0.04 for the quarter ended December 31, 1999.

Liquidity and Capital Resources

     Historically, the Company has been unable to finance its operations from cash flows from operating activities. The Company expects it will require substantial funds and time to commercialize its nutraceutical products, to complete Phase II and Phase III clinical trials on BWPT-301 (assuming efficacy is established during the Phase II clinical trials), to complete the necessary clinical trials on BWPT-302 , to obtain regulatory approval for and commercialize products utilizing the Technology and to develop and commercialize additional nutraceutical products based on the Technology. Because revenue-generating operating activities are not in place at significant levels and because the Company will require significant capital to accomplish the objectives set forth above, additional equity and/or debt funding will be required, although such funding may not be available or may not be available on favorable terms. Management believes that the Company-funded research and development efforts to date have positioned the Company to pursue future research and development efforts and clinical trials with joint venture, strategic alliance, government or private grants or other third-party funding.

     As of December 31, 1999, the Company had cash and cash equivalents of $1,123,000 and working capital of $1,089,009 as compared to cash and cash equivalents of $0 and working capital deficit of $16,605 as of September 30, 1999.

     The Series A Preferred stock bears a 10% cumulative dividend payable annually in cash or in additional shares of Series A Preferred stock, at the election of the Company's Board of Directors. As of December 31, 1999, the Company had accrued dividends on the Series A Preferred stock totaling $2,650, which dividends the Company paid in additional shares of Series A Preferred stock.

     During the three months ended December 31, 1999, the Company's operating activities generated $80,487 of cash. During the same period in the previous fiscal year, the Company's operating activities generated $1,089,105 of cash.

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

Special Statement Concerning Forward-looking Statements

     This Report, in particular the "Management's Discussion and Analysis or Plan of Operation" section, contains forward-looking statements concerning the expectations and anticipated operating results of the Company. All such forward-looking statements contained herein are intended to qualify for the safe harbor protection provided by Section 21Eof the Securities Exchange Act of 1934, as amended. The reader should understand that numerous factors govern whether events described by any forward-looking statement made by the Company will occur. Any one of such factors could cause actual results to differ materially from those projected by the forward-looking statements made in this Report. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company.

The forward-looking statements and associated risks relate to:

          .     market acceptance of the products;

          .     development of new nutraceutical products;

          . the extent of additional research and development, general and administrative and other direct costs associated with obtaining final FDA approval on BWPT-301;

          . the anticipated cost and related expense of the BWPT-301 and BWPT- 302 clinical trials until final FDA approval has been received;

          .     unexpected delays in receipt of final FDA approval on BWPT- 301;

          . the estimated commencement date of Phase III clinical trials and the completion of those clinical trials on BWPT-301; and

          . and the lack of sufficient cash to fund current and projected operations and budgeted research and development for fiscal year 2000.

     The forward-looking statements are based on current expectations that may be affected by a number of risks and uncertainties and are based on certain assumptions, such as:

          .     the Company will have adequate financing available.

          . the efficacy of BWPT-301 will be established during the ongoing Phase II clinical trials and the Phase III clinical trials;

          . the Company will be able to successfully undertake and complete clinical trials on BWPT-302;

          . the Company will be able to successfully market the health and beauty aids and it's the nutraceutical products, and successfully develop and commercialize other nutraceutical products;

          . the Company will be able to successfully develop and commercialize the Technology;

          . the Company will successfully conduct additional Phase II clinical trials on BWPT-301and may need to conduct clinical trials that are different from those that have been conducted to date or that are currently contemplated by the Company; and

          . the Company will be able to timely and properly quantify and analyze the data derived from its clinical trials.

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

                  PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is party to certain legal proceedings as previously reported in its public reports filed with the Securities and Exchange Commission. There has been no change in these matters since the last report.

Item 6.   Exhibits and Reports on Form 8-K

                    (a)       Exhibits

                    10.118   Contract with Amerifit Nutrition, Inc.

                    10.119   License Agreement

                    10.120   Contract with ICN Pharmaceutical

                    10.121   Schedules to ICN Pharmaceutical Contract

                    10.122   Non-Competition Agreement

                    27       Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BIOMUNE SYSTEMS, INC.
                                             (Registrant)


Date: February 18, 2000                      /s/ Michael G. Acton
                                             -----------------------------------
                                             Michael G. Acton,
                                             Chief Executive Officer and
                                             Controller (Principal Financial and
                                             Accounting Officer)