Form 10QSB
period 2000-03-31
BIOMUNE SYSTEMS INC
filed 2000-05-19
CIK 714634

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

( )       TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION  PERIOD FROM      TO         .
                                                              ------  ---------


                         Commission File Number 0-11472

                              BIOMUNE SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)



             Nevada                                      87-0380088
(State or other jurisdiction of                (IRS Employer Identification No.)
  incorporation or organization)



2401 South Foothill Drive
Salt Lake City, Utah                                                 84109-1405
(Address of principal executive offices)                             (Zip Code)

                                 (801) 466-3441
                           (Issuer's telephone number)





Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 5, 2000, the issuer had issued and outstanding 8,110,000 shares of common stock, par value $.0001.

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

         Unaudited Condensed Consolidated Balance Sheets as of March 31, 2000
         and September 30, 1999................................................3

         Unaudited Condensed Consolidated Statements of Operations for
         the three and six months ended March 31, 2000 and 1999................4

         Unaudited Condensed Consolidated Statements of Cash Flows for
         the six months ended March 31, 2000 and 1999..........................5

         Notes to Unaudited Condensed Consolidated Financial Statements........7

2.       Management's Discussion and Analysis or Plan of Operation.............9


PART II. OTHER INFORMATION....................................................13

                                     PART I

 ITEM 1 - Financial Statements

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS


                                                                              Mar. 31,      Sep. 30,
                                                                                2000           1999
                                                                             -----------  -----------

Current assets:
  Cash and cash equivalents                                                  $    74,262  $         -
  Receivables, net                                                               153,336      483,995
  Inventories, net                                                               290,587      255,992
  Prepaids                                                                       588,263      306,638
                                                                             -----------  -----------
 Total current assets                                                          1,106,448    1,046,625
                                                                             -----------  -----------

Long-term Receivables, net                                                       205,622       84,091
Property and equipment, net                                                       61,069       82,805
Investment in Rockwood                                                           450,377      450,377
Investments                                                                    1,054,634    1,977,026
Intangibles, net                                                                 318,456      554,081
Other assets, net                                                                 11,346       11,346
                                                                             -----------  -----------
       Total assets                                                          $ 3,207,752  $ 4,206,351
                                                                             -----------  -----------

LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses                                      $   222,013  $   628,230
  Notes payable to officer                                                        45,934      435,000
                                                                             -----------  -----------
           Total current liabilities                                             267,947    1,063,230
Shareholders' equity:
    Preferred stock, $.0001 par value; 50,000,000 shares authorized 37,998
          shares and                                                             190,017    2,174,043
        1,458,278 shares issued and outstanding respectively
   Common stock, $.0001 par value; 500,000,000 shares authorized 8,110,000
shares and                                                                           811          252
        2,522,413 shares outstanding respectively
   Additional paid-in capital                                                 44,806,351   41,914,343
   Stock subscriptions receivable                                                (31,982)     (55,192)
   Deferred compensation and consulting                                         (192,384)    (202,486)
   Accumulated other comprehensive loss                                                -     (768,200)
   Accumulated deficit                                                       (41,833,008) (39,919,639)
                                                                             -----------  -----------
           Total shareholders' equity                                          2,939,805    3,143,121
                                                                             -----------  -----------
       Total liabilities and shareholders' equity                             $3,207,752  $ 4,206,351
                                                                             ===========  ===========




    The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  For the Three Months       For the Six Months
                                                                    Ended March 31,           Ended March 31,
                                                                     2000      1999           2000         1999
                                                                  ---------- -----------    ----------  ----------

    REVENUES                                                       $ 314,342   $ 501,491     $457,790   $1,663,318

    OPERATING EXPENSES:
      Cost of revenues                                               176,032     182,233      226,239      672,125
      Management, consulting and research fees                     1,255,167     235,257    1,353,904      563,662
      Other general and administrative                               150,394     222,131      258,097      421,763
                                                                  ---------- -----------   -----------  ----------

             Total operating expenses                              1,581,593     639,621    1,838,240    1,657,550

    INCOME (LOSS) FROM OPERATIONS                                 (1,267,251)   (138,130)  (1,380,450)       5,768
    OTHER INCOME (EXPENSE):
      Interest income, net                                             7,018      42,043       16,731       83,122
      Gain (loss) on investment                                     (702,800)    270,000     (401,025)     270,000
      Minority interest                                                    -           -            -       10,665
                                                                  ---------- -----------   -----------  ----------
             Total other income, net                                (695,782)    312,043     (384,294)     363,787
                                                                  ---------- -----------   -----------  ----------
      Net income (loss)                                           (1,963,033)    173,913   (1,764,744)     369,555

    Preferred stock dividends                                       (102,425)    (49,514)    (148,625)    (105,752)
                                                                  ---------- -----------   -----------  ----------
    NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                 (2,065,458)    124,399   (1,913,369)     263,803



    NET INCOME (LOSS) PER COMMON SHARE  (basic)                    $    (.31) $     0.08   $    (0.42)   $    0.18
                                                                   =========  ============ ===========   ==========

    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     6,703,000   1,520,000    4,602,000    1,451,000
       (basic)

    NET INCOME (LOSS) PER COMMON SHARE (diluted)                   $    (.31) $     0.06   $    (0.42)      $  0.13
                                                                   =========  ============ ==========   ===========

    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     6,703,000   2,059,000    4,602,000     2,000,000
       (diluted)






















         The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                   For the Six Months
                                                                     Ended March 31,
                                                                    2000         1999
                                                               -------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                              $  (1,764,744) $  369,555


  Adjustments to reconcile net loss to net cash used in
     operating activities:
                                                                      43,700      76,497
  Depreciation and amortization

  Change in allowance for doubtful accounts                           (1,447)          -

  Issuance of Common Stock, options and warrants for
     services                                                        311,493           -

  Amortization of deferred consulting expense                         10,102      59,818

  Loss (gain) on sale of investments                                 401,025    (270,000)

  Income from management fee from equity investment                        -    (450,000)

  Changes in assets and liabilities:

  Accounts receivable                                                102,106     914,667

  Inventories                                                        (34,595)    486,652

   Prepaid expenses                                                 (281,625)   (938,755)

  Other assets                                                                     3,091

  Cash overdraft                                                      (7,828)          -

  Accounts payable and accrued liabilities                          (352,453)   (561,729)
                                                               -------------- ------------
    Net cash (used) in operating activities                       (1,574,266)   (310,194)
                                                               -------------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments received on notes receivable                                156,669           -

Purchase of assets                                                  (650,365)     (5,646)

Proceeds from sale of assets                                       2,205,592     431,000

Purchase investments, net                                                  -    (274,000)
                                                               -------------- ------------

    Net cash generated in investing activities                     1,711,896     151,354
                                                               -------------- ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Exercise of stock options                                            348,422           -

Proceeds from issuance of common stock, net                                -     848,985

Proceeds from stock subscriptions                                     23,210           -

Net decrease in notes payable                                       (435,000)   (515,500)

                                                               -------------- ------------
    Net cash provided (used) by financing activities                 (63,368)    333,485
                                                               -------------- ------------







         The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            For the Six Months
                                                                                 Ended March
                                                                                  31,
                                                                         2000          1999
                                                                    -------------- ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                      $    74,262    $   174,645

CASH AND CASH EQUIVALENTS AT  BEGINNING
   OF THE PERIOD                                                              0         27,701
                                                                    -------------- ------------

CASH AND CASH EQUIVALENTS AT END OF
   THE PERIOD                                                       $    74,262    $   202,346
                                                                    ============== ============


     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended March 31, 2000, the Company paid preferred stock dividends of $148,675 by issuing additional shares of preferred stock.

During the six months ended March 31, 2000, the Company issued 200,000 shares of common stock in exchange for a $100,000 payment on a purchase of a technology license.

During the six months ended March 31, 2000, the CVompany issued 4,443,500 shares of common stock in exchange for $2,132,651 of its preferred series J and F stock.

During the six months ended March 31, 2000, the Company sold a technology license in which a partial payment was received in the form of a note receivable of $48,200.












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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position as of March 31, 2000 and the results of operations for the three months and six months and cash flows for the six months ended March 31, 2000 and 1999. The interim financial statements should be read in conjunction with the following explanatory notes. The results of operations for the three months and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

(2) NET INCOME (LOSS) PER COMMON SHARE

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

At March 31, 2000, there were outstanding options and warrants to purchase 276,980 shares of common stock and there were 37,998 shares of preferred stock outstanding, convertible into a minimum of 1,132 shares of common stock.

                    Preferred Stock        Number of         Convertible into #
                                        Preferred Shares      of Common Shares

                  Series A                     37,549               1,127

                  Series B                        449                   5
                                               ------            --------
                                               37,998               1,132
                                               ======            ========

(3)  COMMON STOCK TRANSACTIONS

The Company has deferred consulting expense related to shares issued under consulting agreements entered into prior to September 30, 1999. These deferred amounts are being recognized over the terms of the agreements as services are provided. Total amortization of these deferred consulting expenses was $59,818 for the six months ended March 31, 2000 and $21,280 for the three months ended March 31, 2000.

(4)  STOCK OPTIONS AND WARRANTS

During the six months ended March 31, 2000 employees and consultants of the Company exercised options to purchase common stock and the Company received proceeds of $350,000 in cash.

During the six months ended March 31, 2000 the Company issued 421,200 shares of common stock to consultants and the Board of Directors as compensation for services.

Also during the six months ended March 31, 2000 the Company issued 200,000 shares to Amerifit Nutrition, Inc. in connection with the purchase of NiteBite.

(5)  RELATED-PARTY TRANSACTIONS

During the six months ended March 31, 1999, the Company recorded a management fee of $225,000 from its Rockwood subsidiary.

During the six months ended March 31, 2000, the Company terminated its agreement with Harrogate Marketing LLC under which Harrogate waived its claim to 45% of the future proceeds of the medical foods product line and all other amounts owed by the Company in consideration for $400,000.

From March 5, 1997 through September 30, 1997, the Company made loans to Volu-Sol, Inc. (then a wholly owned subsidiary of the Company) totaling
$390,500. During the year ended September 30, 1999, Volu-Sol made a payment of $150,000 of which $114,351 went to principal and $35,649 to interest. During the six months ended March 31, 2000 the Company made additional loans to Volu-Sol totaling $96,000. These loans bear interest at a rate of 10% per annum and are due on demand. Accrued but unpaid interest owed to the Company on these loans totaled $28,813 at March 31, 1999. On March 31, 1999, the Company sold and assigned the Volu-Sol Note plus accrued interest to Bioxide Corporation in exchange for 178,205 shares of Bioxide Corporation common stock.

During the six months ended March 31, 1999 the Company sold 320,000 shares of Bioxide Corporation stock and recorded a gain of $270,000.

During the six months ended March 31, 2000, the Company sold a portion of its marketable securities (including both Bioxide Corporation common stock and Volu-Sol, Inc. preferred stock) for $987,992 and recorded a net loss of $702,800.

During the quarter ended March 31, 2000, the CEO of the Company loaned the Company $45,000. Subsequent to the end of the quarter, the CEO loaned the Company an additional $151,000.

(6) PREFERRED STOCK TRANSACTIONS

During the six months ended March 31, 2000, the Company accrued dividends on its outstanding Series A, Series F and Series J Preferred stock of $5,200, $30,400 and $113,025, respectively. Preferred stock dividends are payable in either additional shares of preferred stock (of the same series) or in cash, at the option of the Company. On March 31, 2000, accrued dividends on Series A, F and J Preferred stock totaling $148,625, were paid by issuing 1,050 shares of Series A Preferred stock, 50,666 shares of Series F Preferred stock and 113 shares of Series J Preferred stock.

During the six months ended March 31, 1999, 233.3 shares of the Company's Series E preferred stock were converted into approximately 230,000 shares of common stock. Subsequent to March 31, 1999, 74.1 additional shares of Series E were converted into approximately 59,000 shares of common stock.

During the six months ended March 31, 2000, all of the Company's outstanding Series F and Series J preferred stock was converted into 4,048,600 shares of common stock.

(7) SALE OF NITEBITE

During the three months ended December 31, 1999, the Company entered into Letters of Intent and Definitive Agreements with Amerifit Nutrition, Inc., and ICN Pharmaceutical for the purchase and sale of the NiteBite product line. The complicated transaction involved, among other things, issuing 200,000 shares of restricted common stock to Amerifit Nutrition, Inc. The net result of this transaction was a gain of $301,775 which is recorded in the statement of operations and other income.

ITEM 2 - Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

Overview

         The Company is engaged in the research, development, distribution, and sale of biologic pharmaceutical products, nutraceutical food products and supplements, medical foods and health and beauty aids. Certain of these products have been developed by the Company and incorporate a patented whey protein technology, which is designed to provide or increase protective immunities from an immune response to disease and to provide nutritional supplementation. The Company also markets a medical food bar that is a patented formulation developed by researchers at Beth Israel Deaconess Medical Center, Harvard Medical School, and marketed by the Company under an exclusive license. The energy and sports nutrition bars of the Company are also marketed under an exclusive license from the developer of the products. The Company also holds a minority interest in a California company that distributes health and beauty aids and related products to national wholesale and retail customers.

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

         The Company believes that the majority of its future revenues will come from its nutrition and medical food products and new nutraceutical products and pharmaceutical drugs. The Company cannot determine the ultimate effect that new products will have on revenues, earnings, or the price of the Company's common stock.

         The Company's primary focus and efforts during the fiscal year ended September 30, 1999, were the commercialization of its nutraceutical products, assessing and obtaining additional nutraceutical and medical products to add to product line, and, to a lesser extent, continuing its efforts to obtain FDA approval of BWPT-301 for the treatment of cryptosporidiosis in people with AIDS and BWPT-302 for the treatment of E. coli, strain 0157:H7. During the six months and the quarter ended March 31, 2000, the Company's revenues were generated from the sale of Optimune and Maximune, special food bars and nutrition bars.

         Continuing in fiscal year 2000, the Company will focus its resources and efforts on:

     o    commercialization of its nutraceutical products;

     o    continued marketing and selling of and Mountain Lift bars;

     o    acquisition of new nutraceutical and or medical food products; and

     o development of one or more additional nutraceutical products based on the Technology.

Results of Operations

Comparison of the Three Months Ended March 31, 2000
with the Three Months Ended March 31, 1999

         During the three months ended March 31, 2000, the Company had revenues of $314,342 compared to $501,491 for the comparable three-month period ended March 31, 1999. The decrease in sales is due primarily to the sale of the NiteBite medical food line.

         Cost of sales were $176,032 for the three months ended March 31, 2000 compared to cost of sales of $182,233 for the same period in 1999. The overall gross margin for the quarter in 2000 was 43.9% of revenues, compared to 63.7% for the comparable quarter in 1999. The decrease in gross margin is due to the lower margins from the Company's Optim subsidiary.

         Management, consulting and research fees were $1,255,167 for the three months ended March 31, 2000, as compared to $235,257 for the three months ended March 31, 1999. The increase in management and consulting fees is due to the settlement with Harrogate Marketing LLC, issuance of common stock to consultants and board members and an increase in payments to outside consultants. General and administrative expenses decreased from $222,131 for the three months ended March 31, 1999 to $150,394 for the three months ended March 31, 2000. The decrease in fees and expenses is due to the Company's efforts to reduce overhead costs.

         During the three months ended March 31, 1999, the Company had a net profit of $173,913 compared to a net loss of $1,963,033 for the three months ended March 31, 2000. The net loss is due to a decrease in sales as well as an increase in management, consulting, and research fees discussed above.

         Net (fully diluted) income per common share was $0.06 during the quarter ended March 31, 1999 compared to net loss per common share of $(.31) for the quarter ended March 31, 2000. The net loss is due to a decrease in sales as well as an increase in expenses discussed above.

Comparison of the Six Months Ended March 31, 2000
with the Six Months Ended March 31, 1999

         During the six months ended March 31, 2000, the Company had revenues of $457,790 compared to $1,663,318 for the comparable six-month period ended March 31, 1999. The decrease in revenues is due to the sale of the NiteBite medical food line and the reduction of the Company's interest in Rockwood.

         Cost of sales were $226,239 for the six months ended March 31, 2000 compared to cost of sales of $672,125 for the same period in 1999. The overall gross margin for 2000 was 50.6% of revenues, compared to 59.6% for the comparable quarter in 1999. The decrease in gross margin is due to the lower gross margins from the Company's Optim product line.

         Management, consulting and research fees were $1,353,904 for the six months ended March 31, 2000, as compared to $563,662 for the six months ended March 31, 1999. The increase in management and consulting fees is due to the settlement with Harrogate Marketing LLC, issuance of common stock to consultants and board members and an increase in payments to outside consultants. General and administrative expenses decreased from $421,763 for the six months ended March 31, 1999 to $258,097 for the six months ended March 31, 2000. The decrease of these expenses is due to the Company's efforts to reduce overhead costs.

         During the six months ended March 31, 2000, the Company had a net loss of $1,764,744, compared to a net profit of $369,555 during the six months ended March 31, 1999. This net loss is due to a decrease in sales as well as an increase in management, consulting, and research fees discussed above.

         Net loss (fully diluted) per common share was $0.42 for the six months ended March 31, 2000, compared to a net income per common share of $.13 during the six months ended March 31, 1999. This net loss is due to a decrease in sales as well as an increase in expenses discussed above.

Liquidity and Capital Resources

         Historically, the Company has been unable to finance its operations from cash flows from operating activities. The Company expects it will require substantial funds and time to commercialize its nutraceutical products, to complete Phase II and Phase III clinical trials on BWPT-301(TM) (assuming efficacy is established during the Phase II clinical trials), to complete the necessary clinical trials on BWPT-302(TM), to obtain regulatory approval for and commercialize products utilizing the Technology and to develop and commercialize additional nutraceutical products based on the Technology. Because revenue-generating operating activities are not in place at significant levels and because the Company will require significant capital to accomplish the objectives set forth above, additional equity and/or debt funding will be required, although such funding may not be available or may not be available on favorable terms. Management believes that the Company-funded research and development efforts to date have positioned the Company to pursue future research and development efforts and clinical trials with joint venture, strategic alliance, government or private grants or other third party funding.

         As of March 31, 2000, the Company had cash and cash equivalents of $74,262 and working capital of $838,501 as compared to cash and cash equivalents of $0 and working capital of $16,605 as of September 30, 1999. The increase in cash is due to the sale of Bioxide shares and the sale of the medical foods product line.

         During the six months ended March 31, 1999 the Company sold 320,000 shares of its Bioxide Corporation stock and recorded a gain of $270,000. During the six months ended March 31, 2000, the Company sold a portion of its marketable securities for gross proceeds of $987,992.

         During the six months ended March 31, 2000, the Company's operating activities used cash of $1,574,266. During the same period in the previous fiscal year, the Company's operating activities used cash of $310,194, which was provided by selling shares of Bioxide Corporation common stock held as an investment, Volu-Sol, Inc. preferred stock held as an investment and the medical foods product line.

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

     o    the  Company  will be able to  successfully  market its  nutraceutical
          products,   and   successfully   develop   and   commercialize   other
          nutraceutical products;

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

                           PART II. OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds

Issuance of Unregistered  Equity  Securities  During the Quarter Ended March 31,
2000

         During the quarter ended March 31, 2000, the Company issued 200,000 restricted shares of common stock as partial consideration for the purchase of the NiteBite product line.

ITEM 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27       Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  BIOMUNE SYSTEMS, INC.
                                  (Registrant)



Date:   May 19, 2000              /s/ Michael G. Acton
                                  ----------------------------------------
                                  Michael G. Acton, Chief Executive Officer and
                                  Controller (Principal Financial and Accounting
                                  Officer)