Form 10QSB
period 2000-06-30
BIOMUNE SYSTEMS INC
filed 2000-08-21
CIK 714634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                                    OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
         -------------



                         Commission File Number 0-11472

                              BIOMUNE SYSTEMS, INC.

        (Exact name of small business issuer as specified in its charter)


       Nevada                                           87-0380088
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



64 E. Winchester Drive, Suite 303
Murray, Utah                                                            84107
(Address of principal executive offices)                              (Zip Code)

                                 (801) 261-2727
                           (Issuer's telephone number)





Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ -

As of August 10, 2000, the issuer had issued and outstanding 8,599,900 shares of common stock, par value $.0001.

Transitional Small Business Disclosure Format
(Check One):

Yes      No X
   --       --

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION
                                                                            Page
                                                                             No.
                                                                            ----
         1.       Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets as of
                  June 30, 2000 and September 30, 1999.........................3

                  Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2000 and 1999...4

                  Unaudited Condensed Consolidated Statements of Cash Flows
                  for the nine months ended June 30, 2000 and 1999.............5

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements...................................................7

         2.       Management's Discussion and Analysis or Plan of Operation...11


PART II.          OTHER INFORMATION...........................................13

                                     PART I

 ITEM 1 - Financial Statements

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS

                                                                               June 30,           Sep. 30,
                                                                                 2000               1999
                                                                               -------            -------


Current assets:
  Cash and cash equivalents                                                 $       29,92     $            -
  Receivables, net                                                                122,025            483,995
  Inventories, net                                                                215,452            255,992
  Prepaids                                                                        125,000            306,638
                                                                            --------------     --------------
 Total current assets                                                             492,405          1,046,625

Long-term receivables, net                                                        105,622             84,091
Property and equipment, net                                                        72,282             82,805
Investment in Rockwood                                                            450,377            450,377
Investments                                                                       864,434          1,977,026
Intangibles, net                                                                  280,182            554,081
Other assets, net                                                                   6,657             11,346
                                                                            --------------     --------------
       Total assets                                                         $   2,271,959      $   4,206,351
                                                                            ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                     $     305,543      $     628,230
  Notes payable                                                                   201,275            435,000
                                                                            --------------     --------------
     Total current liabilities                                                    506,818          1,063,230
Shareholders' equity:
    Preferred stock, $.0001 par value; 50,000,000 shares authorized
         38,523 shares and 1,428,388 shares issued and outstanding
         respectively                                                             192,642          2,174,043
   Common stock, $.0001 par value; 500,000,000 shares authorized
        8,599,900 shares and 2,522,413 shares outstanding respectively                860                252
   Additional paid-in capital                                                  45,303,052         41,914,343
   Stock subscriptions receivable                                                 (31,982)           (55,192)
   Deferred compensation and consulting                                          (177,596)          (202,486)
   Accumulated other comprehensive loss                                                 -           (768,200)
   Accumulated deficit                                                        (43,521,835)       (39,919,639)
                                                                            --------------     --------------
           Total shareholders' equity                                           1,765,141          3,143,121
                                                                            --------------     --------------
                                                                            $   2,271,959      $   4,206,351
                                                                            ==============     ==============







    The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   For the Three Months               For the Nine Months
                                                                      Ended June 30,                     Ended June 30,
                                                                  2000           1999               2000           1999
                                                                 -------       --------            ------         ------
REVENUES                                                    $     133,408    $     612,085    $     591,198    $   1,387,394

OPERATING EXPENSES:
  Cost of revenues                                                 84,025          261,566          310,264          552,209
  Management, consulting and research fees                        847,499           98,932        2,201,403          578,682
  Other general and administrative                                722,464           89,855          980,561          341,008
                                                            --------------   --------------   --------------   --------------
         Total operating expenses                               1,653,988          450,353        3,492,228        1,471,899
                                                            --------------   --------------   --------------   --------------
INCOME (LOSS) FROM OPERATIONS                                  (1,520,580)         161,732       (2,901,030)         (84,505)
OTHER INCOME (EXPENSE):
  Interest income, net                                           (158,655)           9,883         (175,386)          93,005
  Loss on investment                                               10,000                -         (692,800)               -
   Minority interest                                                                     -                -           16,341
  Other, net                                                      (33,462)               -          301,775          495,000
   Gain on sale of furniture                                       16,495                -           16,495                -
                                                            --------------   --------------   --------------   --------------
         Total other income, net                                 (165,622)                         (549,916)         604,346
                                                            --------------   --------------   --------------   --------------
NET INCOME (LOSS)                                              (1,686,202)         171,616       (3,450,946)         519,841
Preferred stock dividends and accretion of
    beneficial conversion feature                                  (2,625)         (46,545)        (151,250)        (152,297)
                                                            --------------   --------------   --------------   --------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                  (1,688,827)         125,071       (3,602,196)         367,544
                                                            ==============   ==============   ==============   ==============
NET INCOME (LOSS) PER COMMON SHARE  (BASIC)                 $        (.20)   $        0.06    $       ( .61)   $         0.22
                                                            ==============   ==============   ==============   ==============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      8,590,000        2,056,000        5,920,000        1,652,000
   (BASIC)

NET INCOME (LOSS) PER COMMON SHARE (DILUTED)                $        (.20)   $        0.04    $        (.61)   $        0.14
                                                            ==============   ==============   ==============   ==============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      8,590,000        3,102,000        5,920,000        2,698,000
   (DILUTED)

         The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                     For the Nine Months
                                                                        Ended June 30,

                                                                    2000             1999
                                                                  --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $  (3,450,946)   $     519,841
  Adjustments to reconcile net loss to net cash used in
      operating activities:
  Depreciation and amortization                                       86,233           96,515
  Allowance for doubtful accounts                                     98,653                -
  Issuance of Common Stock, options and warrants for services        806,602                -
  Amortization of deferred consulting expense                         24,890           81,098

  Loss (Gain) on sale of investments, net                            391,025         (270,000)

  Gain on sale of equipment                                          (16,494)               -

  Income from management fee from equity investment                        -         (450,000)
  Changes in assets and liabilities:
  Accounts receivable, net                                           133,317          698,283
  Inventories                                                         40,540          261,933

  Prepaid expenses, net                                              181,638       (1,483,618)

  Other assets                                                         4,689                -
  Accounts payable and accrued liabilities                          (322,686)          88,190
                                                               --------------   --------------
    Net cash (used) in operating activities                       (2,022,476)        (457,758)
                                                               --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable                                156,669                -
Purchase of assets                                                   (16,192)          (5,546)
Proceeds from sale of assets, net                                  1,772,442          431,000
Purchase investments, net                                                  -         (288,122)
                                                               --------------   --------------
    Net cash generated in investing activities                     1,912,919        137,232
                                                               --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options                                            350,000                -
Proceeds from issuance of common stock, net                                -          848,985
Proceeds from stock subscriptions                                     23,210                -
Net decrease in notes payable                                       (233,725)        (515,500)
                                                               --------------   --------------
    Net cash provided (used) by financing activities                 139,485          333,485
                                                               --------------   --------------
















         The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                     For the Nine Months
                                                        Ended June 30,
                                                     -------------------

                                                       2000       1999
                                                      ------     ------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                       $29,928     $12,959

CASH AND CASH EQUIVALENTS AT  BEGINNING
   OF THE PERIOD                                           0      27,901
                                                     --------    --------

CASH AND CASH EQUIVALENTS AT END OF
   THE PERIOD                                        $29,928     $40,660
                                                     ========    ========



     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended June 30, 2000, the Company paid preferred stock dividends of 151,250 by issuing additional shares of preferred stock.

During the nine months ended June 30, 2000, the Company issued 200,000 shares of common stock in exchange for a $100,000 payment on a purchase of a technology license.

During the nine months ended June 30, 2000, the Company issued 4,443,500 shares of common stock in exchange for $2,132,651 of its preferred series J and F stock.

During the nine months ended June 30, 2000, the Company sold a technology license in which a partial payment was received in the form of a note receivable of $48,200.

During the nine months ended June 30, 2000 and 1999 the Company paid cash of $19,000 and $33,421 for interest, respectively, and $0 for income taxes.

During the nine months ended June 30, 2000 the Company issued 200,000 shares of the Company's common stock to pay accrued interest on debt of $174,980.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position as of June 30, 2000 and the results of operations for the three months and nine months and cash flows for the nine months ended June 30, 2000 and 1999. The interim financial statements should be read in conjunction with the following explanatory notes. The results of operations for the three months and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

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

At June 30, 2000, there were outstanding options and warrants to purchase 262,580 shares of common stock and there were 38,523 shares of preferred stock outstanding, convertible into a minimum of 1,169 shares of common stock.

                                              Convertible
                                               into # of
     Preferred             Number of            Common
       Stock           Preferred Shares         Shares

    Series A                   38,074             1,164
    Series B                      449                 5
                             ----------        ----------
                               38,523             1,169
                             ==========        ==========

(3)  COMMON STOCK TRANSACTIONS

The Company has deferred consulting expense related to shares issued under consulting agreements entered into prior to September 30, 1999. These deferred amounts are being recognized over the terms of the agreements as services are provided. Total amortization of these deferred consulting expenses was $24,890 for the nine months ended June 30, 2000 and $8,297 for the three months ended June 30, 2000.

(4)  STOCK OPTIONS AND WARRANTS

During the nine months ended June 30, 2000 employees and consultants of the Company exercised options to purchase common stock and the Company received proceeds of $350,000 in cash.

During the nine months ended June 30, 2000 the Company issued 432,788 shares of common stock to consultants and the Board of Directors as compensation for services.

Also during the nine months ended June 30, 2000, the Company issued 200,000 shares to Amerifit Nutrition, Inc. in connection with the purchase of NiteBite.

(5)  RELATED-PARTY TRANSACTIONS

During the nine months ended June 30, 1999, the Company recorded a management fee of $225,000 from Twin Eagle LC (formerly Rockwood) subsidiary.

During the nine months ended June 30, 2000 the Company terminated its marketing agreement with Harrogate Marketing LLC. Under the terms of the Settlement Agreement terminating the marketing agreement, Harrogate waived its claim to 45% of the future proceeds of the medical food products line and all other amounts owed by the Company in consideration for a payment of $400,000.

From  March 5, 1997  through  September  30,  1997,  the  Company  made loans to
Volu-Sol, Inc. "Volu-Sol," (then a wholly owned subsidiary of the Company) totaling $390,500. During the year ended September 30, 1999, Volu-Sol made a payment of $150,000 of which $114,351 went to principal and $35,649 to interest. During the six months ended March 31, 1999 the Company made additional loans to Volu-Sol totaling $96,000. These loans (collectively the "Volu-Sol Note") bear interest at a rate of 10% per annum and are due on demand. Accrued but unpaid interest owed to the Company on the Volu-Sol Note totaled $28,813 at March 31, 1999. On March 31, 1999, the Company sold and assigned the Volu-Sol Note plus accrued interest to "Purizer," formerly Bioxide Corporation, in exchange for 178,205 shares of Purizer Corporation common stock.

During the nine months ended June 30, 2000, the Company sold a portion of its marketable securities (including both Purizer Corporation common stock and Volu-Sol preferred stock) for $1,187,992 and recorded a net loss of $692,800.

During the nine months ended June 30, 2000, the CEO of the Company loaned the Company approximately $185,000.

At June 30, 2000 and 1999 the Company had advances to and investments in an affiliate in the amount of $450,377 and $2,181,377, respectively.

At June 30, 2000 and 1999 the Company had $57,422 and $314,091 of related party notes receivable, respectively.

During the nine months ended June 30, 2000 and 1999 the Company paid commission and consulting expenses to Harrogate, an entity under common control, of $985,276 and $400,341, respectively. In addition, at June 30, 1999 the Company had a prepaid expense to the related entity of $1,502,650.

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

During the nine months ended June 30, 1999 the Company sold 320,000 shares of Purizer Corporation stock and recorded a gain of $270,000.

(6) PREFERRED STOCK TRANSACTIONS

During the nine months ended June 30, 2000, the Company accrued dividends on its outstanding Series A, series F and Series J Preferred stock of $7,825, $30,400 and $113,025, respectively. Preferred stock dividends are payable in either additional shares of preferred stock (of the same series) or in cash, at the option of the Company. During the period, accrued dividends on Series A, F and J Preferred stock totaling $151,250 were paid by issuing 1,575 shares of Series A Preferred stock 50,666 shares of Series F Preferred stock and 113 shares of Series J Preferred stock, respectively.

During the nine months ended June 30, 1999, 307.4 shares of the Company's Series E preferred stock were converted into approximately 287,000 shares of common stock.

During the nine months ended June 30, 2000, all outstanding shares of the Company's Series F and Series J preferred stock were converted into 4,443,500 shares of common stock.

(7) SALE OF NITEBITE

During the three months ended December 31, 1999, the Company entered into letters of intent and definitive agreements with Amerifit Nutrition, Inc. and ICN Pharmaceutical for the purchase and sale of the NiteBite product line. The transaction involved, among other things, issuing 200,000 shares of restricted common stock to Amerifit Nutrition, Inc. The net result of this transaction was a gain of $301,775, which is recorded in the statement of operations under other income.

ITEM 2 - Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

Overview

         The Company is engaged in the research, development, distribution and sale of biologic pharmaceutical products, nutraceutical food products and supplements, medical foods and health and beauty aids. Certain of these products have been developed by the Company and incorporate a patented whey protein technology, which is designed to provide or increase protective immunities from an immune response to disease and to provide nutritional supplementation. The energy and sports nutrition bars of the Company are marketed under an exclusive license from the developer of the products under the label "Mountain Lift." The Company also holds a minority interest in Rockwood LC, a California company that distributes health and beauty aids and related products to national wholesale and retail customers.

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

         o market acceptance of Optimune, the nutrition bars, and pharmaceutical drug candidates;

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

         The Company's primary focus and efforts during the fiscal year ended September 30, 1999, were the commercialization of its nutraceutical products, assessing and obtaining additional nutraceutical and medical products to add to product line, and, to a lesser extent, continuing its efforts to obtain FDA approval of BWPT-301 for the treatment of cryptosporidiosis in people with AIDS and BWPT-302 for the treatment of E. coli, strain 0157:H7. During the nine months and the quarter ended June 30, 2000, the Company's revenues were generated from the sale of Optimune and Maximune, spacial food bars and nutrition bars.

         Continuing in fiscal year 2000, the Company has directed its resources and efforts on:

        o         commercialization of its nutraceutical products;

        o         continued marketing and selling of Mountain Lift bars;

        o         acquisition of new nutraceutical and or medical food products;

        o         development of one or more additional nutraceutical products.

Results of Operations

Comparison of the Three Months Ended June 30, 2000
with the Three Months Ended June 30, 1999

         During the three months ended June 30, 2000, the Company had revenues of $133,408 compared to $612,085 for the comparable three month period ended June 30, 1999. The decrease in sales is due primarily to the sale of the Company's interest in the NiteBite product line as well as a decrease in the sales of the Company's energy bars.

         Cost of sales were $84,025 for the three months ended June 30, 2000 compared to cost of sales of $261,566 for the same period in 1999. The overall gross margin for the quarter in 2000 was 37% of revenues, compared to 57% for the comparable quarter in 1999. The decrease in gross margin is due to the lower margins from the sale of the Company's sports and energy bars.

         Management, consulting and research fees were $847,499 for the three months ended June 30, 2000, as compared to $98,932 for the three months ended June 30, 1999. General and administrative expenses increased from $89,855 for the three months ended June 30, 1999 to $722,464 for the three months ended June 30, 2000. The increase in fees and expenses is due to the termination of the marketing agreement under which the Company was outsourcing its marketing and selling function. This function was brought in-house during the quarter.

         During the three months ended June 30, 1999, the Company had a net profit of $125,071 ($0.04 per share, fully diluted) compared to a net loss of $1,688,827 ($0.20 per share) for the three months ended June 30, 2000. This reversal from a net profit in 1999 to a net loss in the same quarter in 2000 is attributable primarily to the decrease in revenue from the Company's nutraceutical products and medical food bars and an increase in operating expense discussed above.

Comparison of the Nine Months Ended June 30, 2000
with the Nine Months Ended June 30, 1999

         During the nine months ended June 30, 2000, the Company had revenues of $591,198 compared to $1,387,394 for the comparable nine month period ended June 30, 1999. The decrease in revenues is due to the sale of the Company's interest in the NiteBite product line as well as a decrease in the sales of the Company's sports and energy bars.

         Cost of sales were $310,264 for the nine months ended June 30, 2000 compared to cost of sales of $552,209 for the same period in 1999. The overall gross margin for 2000 was 48% of revenues, compared to 60% for the comparable quarter in 1999. The decrease in gross margin is due to the lower gross margins from the Company's Optim product line.

         Management, consulting and research fees were $2,201,403 for the nine months ended June 30, 2000, compared to $578,682 for the nine months ended June 30, 1999. This increase is due to the Company's decision to terminate the marketing agreement under which the Company was outsourcing its marketing and selling function. General and administrative expenses increased from $341,008 for the nine months ended June 30, 1999 to $980,561 for the nine months ended June 30, 2000. The increase in these expenses is due to the discontinuation of the practice of outsourcing sales and marketing functions.

         During the nine months ended June 30, 2000, the Company had a net loss of $3,602,196 ($0.61 per share, fully diluted), compared to a net profit of $367,544 ($.22 per share) during the nine months ended June 30, 1999. This reversal from a net profit in 1999 to a net loss in the same quarter in 2000 is attributable primarily to the decrease in revenue from the Company's nutraceutical products, and an increase in operating expenses discussed above.

Liquidity and Capital Resources

         Historically, the Company has been unable to finance its operations from cash flows from operating activities. The Company expects it will require substantial funds to continue operations. At the present time it has no plans to continue the commercialization of its nutraceutical products, to complete clinical trials, to obtain regulatory approval for and commercialize products utilizing the Technology and to develop and commercialize additional nutraceutical products based on the Technology. These activities require significant cash and resources currently unavailable to the Company and there can be no assurance that financing in amounts sufficient to continue these activities will be obtained. Because revenue-generating operating activities are not in place at significant levels and because the Company will require significant capital to accomplish the objectives set forth above, additional funding will be required, although such funding may not be available or may not be available on favorable terms. Management believes that the Company-funded research and development efforts to date have positioned the Company to pursue future research and development efforts and clinical trials with joint venture, strategic alliance, government or private grants or other third-party funding. Management may seek strategic partnership, merger or other combination to obtain financing for ongoing operations and business development activities described above.

     As of June 30, 2000, the Company had cash and cash equivalents of $29,928 and negative working capital of $(14,413) as compared to cash and cash equivalents of $0 and negative working capital of, $(16,605), as of September 30, 1999. The increase in cash is due to the sale of Purizer shares.

         The Company paid preferred stock dividends of $151,250 by issuing additional shares of preferred stock.

         During the nine months ended June 30, 2000, the Company's operating activities used cash of $2,022,476. During the same period in the previous fiscal year, the Company's operating activities used $457,758 of cash, which was provided by the raising of capital from the sale of preferred stock.

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

                           PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

Issuance of Unregistered Equity Securities During the Quarter Ended June 30,
2000.

         During the quarter ended June 30, 2000, the Company did not issue restricted securities.

ITEM 5.  Other Matters

         On August 7, 2000, the Company sold approximately 2,200,000 shares of common (approximately 19.9% of the total issued and outstanding shares of the Company) to Donlar Corporation for a note receivable. The shares are restricted shares, sold under the terms of a Stock Purchase Agreement.

         On August  8,  2000,  the  Company  entered  into an  agreement  (Asset
Purchase Agreement) to purchase substantially all of the assets of Donlar Corporation, an Illinois corporation, in exchange for stock of the Company.

 The transaction is subject to approval of the shareholders of the Company. As a result, the shareholders of Donlar Corporation will own approximately 95% of the issued and outstanding stock of the Company at the effective date of the transaction and the current shareholders of the Company will continue to own approximately 5% of the Company's issued and outstanding common stock. The rights and preference as of the holders of preferred stock on the Company would not be affected by the transaction.

ITEM 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.118 Stock Purchase Agreement (Incorporated by reference to Exhibit filed with Form 8-K on August 15, 200)

                  10.119 Asset Purchase Agreement (Incorporated by reference to Exhibit filed with Form 8-K on August 15, 200)

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K
                  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BIOMUNE SYSTEMS, INC.

                                  (Registrant)

Date:   August 21, 2000           /s/ Michael G. Acton
                                  --------------------
                                  Michael G. Acton, Chief Executive Officer and
                                  Controller (Principal Financial and Accounting
                                  Officer)