Form 10KSB40
period 2000-09-30
BIOMUNE SYSTEMS INC
filed 2001-01-16
CIK 714634

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000

[ ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from        to       .
                                                          ------    ------

Commission File No. 0-11472

                              BIOMUNE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                       87-0380088
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                             6502 South Archer Road
                          Bedford Park, Illinois 60501
             (Address of principal executive offices with Zip Code)

                                 (708) 563-9200
              (Registrant's telephone number, including area code)

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

The aggregate market value of common stock held by non-affiliates of the registrant was $1,324,384, based on the average of the closing bid and ask prices of $0.77 per share on January 4, 2001. The number of shares outstanding of the registrant's common stock as of January 4, 2001 was 42,999,500.

On October 31, 2000, the registrant declared a 1-for-5 reverse stock split of its common stock, reducing the number of issued and outstanding shares of stock by a factor of 5. Outstanding common stock data in this report have been adjusted to reflect this reverse stock split.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                              BIOMUNE SYSTEMS, INC.

                         2000 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                   Part I
Item 1.  Description of Business...........................................  -1-
Item 2.  Description of Properties ........................................ -14-
Item 3.  Legal Proceedings................................................. -14-
Item 4.  Submission of Matters to a Vote of Security Holders............... -15-

                                  Part II
Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.............................................. -15-
Item 6.  Management's Discussion and Analysis or Plan of Operation......... -17-
Item 7.  Financial Statements and Supplementary Data....................... -19-
Item 8.  Changes or Disagreements with Accountants......................... -19-

                                  Part III
Item 9.  Directors and Executive Officers.................................. -20-
Item 10. Executive Compensation............................................ -22-
Item 11. Security Ownership of Certain Beneficial Owners and Management.... -24-
Item 12. Certain Relationships and Related Transactions.................... -25-
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. -26-


                           FORWARD LOOKING STATEMENTS

This report and the documents incorporated by reference in this report contain forward-looking statements. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially from those expressed or forecasted in any forward-looking statements as a result of a variety of factors, including those set forth in "Description of Business - Certain Business Considerations and Risk Factors" above and elsewhere in, or incorporated by reference into, this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                                     Part 1.
Item 1.  Description of Business

     On November 3, 2000, pursuant to an amended stock purchase agreement and an amended asset purchase agreement between Biomune Systems Inc. and Donlar Corporation, Biomune issued 41,279,520 million shares of common stock, par value $0.0001 per share, representing approximately 96% of Biomune's shares outstanding on a fully diluted basis, in a private placement to Donlar. Biomune issued those shares in exchange for $2,413,500 in cash and the transfer to Biomune from Donlar of the exclusive right to distribute and the exclusive right to all future sales from Donlar's crop nutrition management and oil field products. In addition, Donlar transferred to Biomune all technology, know how and patents for the crop management and oil field businesses created after November 3, 2000, as well as all technology resulting from Donlar pharmaceutical research and development activities after November 3, 2000. At the time of these transactions, Mr. Michael G. Acton, then President and Chief Executive Officer of Biomune, entered into an agreement with Donlar, pursuant to which Mr. Acton will act as a consultant to Donlar for a period of one year in exchange for a consulting fee of $125,000 payable in equal monthly installments for the term of the agreement. In addition, four senior executives of Donlar became employees of Biomune. For a more complete description of the assets acquired by Biomune, see "Historical Donlar Business" contained below.

     On January 19, 2001, Donlar intends, subject to approval as specified below, to transfer to Biomune the balance of its assets as a capital contribution, except for Donlar's existing patent rights and all intellectual property relating to Donlar's genetic (recombinant DNA) research activities. Donlar intends to grant Biomune an exclusive license to Donlar's existing patents on commercially reasonable terms. In addition, Donlar's employees will become employees of Biomune, whose name shall be changed. On January 19, 2001, the shareholders of Donlar will meet to vote on the transfer of assets. Management believes that shareholder approval will be obtained.

     As a result of the foregoing transactions and planned transactions, all of Donlar's operational activities, except for its genetic research activities, will be conducted by Biomune. Biomune's administrative, marketing, sales and distribution operations will be conducted from Donlar's headquarters in Bedford Park, Illinois, and its manufacturing operations will be conducted from Donlar's Peru, Illinois facility, which will be transferred to Biomune.

     Biomune's reorganized businesses will be conducted through four business segments:

     - BioPolymers, consisting of the performance chemicals business acquired from Donlar;
     - AgriSciences, consisting of the agricultural businesses acquired from Donlar;
     - Pharmaceuticals, consisting of the pharmaceutical research and development activities of both Donlar and Biomune; and
     - Optim Nutrition, consisting of Biomune's nutritional and nutraceuticals business.

     Historical Biomune and Donlar descriptions are contained below.

Historical Biomune Business

     Biomune was incorporated in Nevada in 1981. Biomune, with its wholly owned subsidiary, Optim Nutrition, Inc., a Utah corporation, is engaged in the distribution and sale of biologic nutraceutical supplements and sports and nutrition bars. Certain of the nutraceutical supplements incorporate patented natural protein technology derived from milk products (whey), exclusively licensed to Biomune. These products are designed to provide or increase protective immunities from and immune response to disease and to provide nutritional supplementation. Nutraceutical products are food supplements that are derived from a food base and marketed as a beneficial source of nutrients to promote good health. Biomune's fiscal year ends on September 30 and all references to years are to Biomune's fiscal years. Biomune intends to adopt a calendar year as its fiscal year starting with 2000.

     Biomune's subsidiary Optim Nutrition was organized to market and sell nutraceutical products. Optim Nutrition's principal products are ProMune and Optimune, nutritional dietary supplements utilizing whey protein containing high levels of immunoglobulins and marketed primarily to people who are HIV positive or have AIDS or other immune-compromised individuals, and Maximune, a nutritional dietary supplement similar in composition to Optimune but manufactured in capsule form and marketed primarily to healthy people who desire weight maintenance or management assistance. ProMune is marketed to major nutraceutical distributors and wholesalers. Optimune and Maximune are marketed directly to the medical and consumer markets.

     As part of its plan to increase emphasis on the nutrition market, in 1998 Biomune acquired the exclusive rights to distribute and sell a line of sports and energy nutrition bars. These products are manufactured for Biomune by contract manufacturers. Biomune has been granted the exclusive world-wide marketing and distribution rights to these products in return for the payment of royalties based on net sales of the products. The bars are sold to national and regional wholesale and retail chains under the brand Mountain Lift(TM). Currently, the bars are sold principally through reorders from existing customers.

     Biomune has an exclusive license from New Zealand Milk Products ("NZMP") to market and sell the patented natural protein technology in the pharmaceutical and nutraceutical markets, solely for human applications, in the United States, Canada, Kenya, Ivory Coast, Zimbabwe, Ghana, Zambia, and Nigeria, and their possessions and territories. The license includes the rights under four U.S. patents relating to methodologies to produce large proteins containing immunoglobulins on a mass production basis. The license runs through March 28, 2006. NZMP may terminate the license if Biomune fails to observe or perform any of the covenants, terms, conditions or provisions of the agreement or if it breaches any representation or warranty and fails to cure the breach within 30 days after receipt of written notice. The license may also be terminated by NZMP if Biomune becomes bankrupt or otherwise goes out of business.

     Biomune does not own or operate any manufacturing facilities. Products are obtained through third-party contract manufacturers. Contract manufacturers produce and package Biomune's products in accordance with Standard Operating Procedures for Good Manufacturing Practices by the U.S. Food and Drug Administration ("FDA"). Raw materials are purchased from approved suppliers and inspected by the contract manufacturer as they are received into the production facilities. They are labeled to indicate source of supply, lot number and date of receipt, and samples are kept for a minimum of two years from the date received.

     Biomune's products compete in the nutrition and biologic nutraceutical markets. At present, there are several companies that compete with Biomune in these markets. These competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than Biomune.

     Biomune's biologic nutraceutical supplements are regulated by the FDA and others. The manufacturing, packaging, labeling, advertising, distribution and sale of Biomune's nutrition food bars are also subject to regulation by various government agencies, principally the FDA. The FDA regulates these products and activities pursuant to the Federal Food, Drug and Cosmetic Act ("FDCA") and the Fair Packaging and Labeling Act ("FLPA"), and regulations under these acts. The FDCA is intended, among other things, to ensure that foods are wholesome, safe to eat, and produced under sanitary conditions, and that food labeling is truthful and not deceptive. The FLPA provides requirements for the content and placement of information on consumer packages to ensure that labeling is useful and informative.

     As of September 30, 2000, Biomune had five full-time employees, all of whom have subsequently left Biomune. On November 3, 2000, in connection with the transactions described above, four senior executives and one clerical employee of Donlar became employees of Biomune.

     Biomune is currently reviewing the historical Biomune business and is considering various alternatives with respect to these operations, including possible discontinuance or sale of the sport and energy nutrition bar product line.

Historical Donlar Business

     Donlar Corporation was organized in 1990 to develop, manufacture and market an entirely new protein technology with the potential to replace a generation of older, non- biodegradable and potentially toxic chemicals. This new family of biopolymers, known as thermal polyaspartates ("TPA"), is non-hazardous, non-toxic, hypoallergenic, environmentally friendly and biodegradable. These proteins are used in a broad range of industrial, agricultural and consumer markets. Donlar has 121 global patents that protect its technology, products and marketplace. The U.S. Government recognized the environmental benefits of this technology in 1996 when it awarded Donlar the first Presidential Green Challenge Chemistry Award.

     TPA products are beta proteins (biopolymers) manufactured from the common biological amino acid, L-aspartic acid. TPA is a highly active biopolymer that is completely soluble in water. By varying the manufacturing method, different properties can be built into the biopolymer, tailoring it to a specific use. Products are formulated and packaged into both powder and liquid forms.

     In the performance chemicals markets, Donlar offers products utilizing TPA that are believed to be environmentally superior to non-biodegradable and environmentally non-friendly polyacrylates, phosphonates and phosphates used in a wide variety of industrial and consumer products. These products are used to prevent mineral scale and metal corrosion in industrial processes using high volumes of water, such as offshore oil and gas production and industrial cooling water. TPA is also used as a biodegradable antiredeposition agent for detergents. Antiredeposition agents are those detergent ingredients that prevent dirt particles from re-attaching to the fabric in the wash cycle once the fabric has been cleaned. The following are Donlar's main products and their uses in the performance chemicals markets:

     - Donlar's A-5D, A-3C and SCI-5C products inhibit both mineral scale and metal corrosion in oil production worldwide.

     - Donlar's A-5D product controls and prevents mineral scale and metal corrosion due to the use of water in heating, cooling and pumping systems in the chemical, utility, mining and process industries.

     - Donlar's products are used in laundry and dishwasher detergents to prevent already removed soil and dirt particles from re-attaching to fabrics and surfaces.

     In agriculture, Donlar products are believed to significantly increase the effectiveness of fertilizers, while reducing ground water contamination. TPA helps the plant absorb fertilizer more efficiently, and therefore less remains to run-off or leach into the ground water. Donlar also holds patents under which it is developing products that will have the effect of dramatically reducing the use of herbicides and insecticides. Donlar believes that since herbicides and insecticides are made more efficacious when mixed with TPA, significantly less herbicide and insecticide needs to be applied. The products thereby benefit growers and farmers through increased yields and reduced crop inputs. The products also benefit the environment through a reduction in ground water contamination by fertilizers, herbicides and insecticides. Additionally, TPA biodegrades harmlessly in the soil after having served its function. The following are Donlar's main products and their uses in the agricultural market:

     - Donlar's AmiSorb(R), AmiSorb(R) 10G, Magnet(R), Magnet(R) 10G and Volt(R) products are used to attract and collect nutrients for more efficient fertilizer uptake by plants thereby increasing yields, improving crop output traits and promoting a significant reduction in both fertilizer use and ground water contamination.

     - Donlar's products are used to reduce the levels of herbicides and insecticides required for efficacy by concentrating their effectiveness and, as a result, significantly reducing ground water contamination.

     - Donlar's products are used to coat seeds and are believed to significantly improve the growth of the resulting seedling.

     Donlar Pharmaceutical Corp., a 90% owned research subsidiary of Donlar, operates under four pharmaceutical patents covering the use of its protein technology in arresting the allergic reactions of asthma, hay fever, conjunctivitis and other allergic conditions. A joint development agreement has been signed between The Mayo Medical School and Donlar to facilitate the development of this technology.

Certain Business Considerations and Risk Factors

     The short and long-term success of Biomune is subject to certain risks, many of which are substantial in nature. Shareholders and prospective shareholders in Biomune should consider carefully the following factors, in addition to other information contained in this report.

     History of Operating Losses; Uncertainty of Future Profitability. Biomune has incurred significant net operating losses since formation. As of September 30, 2000, Biomune had an accumulated deficit of $45,618,990. The factors contributing to these significant operating losses include:

     -    marketing expenditures;

     -    acquisition expenses and costs;

     -    expansion of its research and development programs;

     -    costs associated with pre-clinical studies and clinical trials;

     -    nutritional studies;

     -    regulatory compliance requirements;

     -    trials for other products under development; and

     - implementation of programs to market products ultimately approved for distribution, if any.

     Biomune's future success and ability to achieve profitability depends primarily upon its ability to successfully operate the Donlar businesses transferred to it and, to a lesser extent, its ability to market and sell its existing products. There can be no assurance that Biomune will ever achieve significant revenues or profitable operations.

     Going Concern. The consolidated financial statements of Biomune have been prepared on the assumption that Biomune will continue as a going concern. Biomune's independent public accountants have issued their report dated December 18, 2000 that includes an explanatory paragraph stating that Biomune's recurring losses and accumulated deficit, among other things, raise substantial doubt about its ability to continue as a going concern. Biomune's historical product line is limited and it has been necessary to rely upon financing from the sale of its equity securities to sustain operations. Biomune has no experience in operating the Donlar businesses transferred to it and is completely dependent on the Donlar personnel to mange these businesses.

     Sale of Equity Securities; Future Dilution. Biomune may need to sell additional equity securities or obtain other forms of financing to fund its operations. Absent such additional financing, Biomune may find it necessary to postpone or cancel some or all of its planned business activities. This could adversely affect Biomune's ability to conduct its business operations, generate future revenues and introduce new products. There can be no assurance, however, that additional financing will be available, or, if available, that it will be available on acceptable terms or in required amounts. Furthermore, if additional funds are raised by issuing shares of common stock or securities convertible into common stock, those sales or conversion will result in further and possibly substantial dilution of Biomune's shareholders. Substantial dilution may make it more difficult for investors to sell their shares or may result in a lower price of Biomune's securities.

     Dependence on Licensed Technology. Biomune is dependent upon licenses granted by third parties for its historical product line. The failure to observe or perform a material covenant, term, condition or provision in a license agreement or the material breach of a representation or warranty made by Biomune, may result in a termination or restriction of its rights under these agreements. Termination of any of the licenses or any restriction or limitation of Biomune's rights would adversely affect its historical operations.

     Volatility of Stock Price. The trading price of Biomune's common stock has been and is likely to continue to be subject to wide fluctuations in response to the quarter-to-quarter variations in Biomune's operating results, material announcements by Biomune or its competitors, governmental regulatory action, conditions in the industries in which it operates, or other events or factors, many of which are beyond Biomune's control. Biomune's operating results in future quarters may be below the expectations of securities analysts and investors. In such event, the price of the common stock would likely decline, perhaps substantially. In addition, the stock market has historically experienced extreme price and volume fluctuations. Moreover, Biomune's common stock may be even more prone to volatility than the securities of other businesses in light of the relatively small number of shares held by non-affiliates of Biomune. Given such a relatively small public float, there can be no assurance that the prevailing market price of common stock will not be artificially inflated or deflated by trading even of relatively small amounts of common stock.

     Absence of Dividends. Biomune has never declared or paid cash dividends on its common stock and it does not anticipate that any cash dividends will be declared on its common stock in the foreseeable future.

     The following business conditions and risk factors pertain to the Donlar operations that are being transferred to Biomune.

     Stages of Commercialization of Donlar's Products. Donlar was founded in 1990 and until 1996 was engaged principally in research and development activities, and from 1996 through 2000, market development activities. While Donlar has commenced marketing its TPA products in the crop nutrition area, it has not achieved full commercialization, and its product applications are in various stages of commercialization. As a result, Donlar's TPA products have been sold only in limited quantities and there can be no assurance that a significant market will develop for such products with respect to any of their potential applications. Donlar's crop nutrition and performance chemical products have been used commercially for only a short period of time. Current and potential customers in the agricultural, performance chemicals, and other fields in which Donlar's products have potential applications require predictable and consistent performance. Although certain products incorporating Donlar's TPA technology have passed product performance and reliability testing in both laboratory and commercial use, there can be no assurance that they will continue to do so consistently in the future, will meet future customer performance standards or will offer sufficient price or performance advantages required to achieve commercial success. Donlar's and Biomune's failure to develop, manufacture and commercialize TPA products on a timely and cost effective basis would have a material adverse effect on Biomune's, as well as Donlar's, business, results of operations and financial condition.

     Need for Acceptance by Agricultural Customers. Biomune's future success in agriculture depends largely on acceptance of Donlar's TPA technology by agricultural customers and the ability of Biomune and Donlar to educate those customers about the proper methods and rates of application required to obtain the levels of increased yield that the TPA products are capable of generating. Traditionally, agricultural end users have been slow to adopt new technologies until their consistent effectiveness and economic value have been evidenced over several growing seasons. Successful introduction of Donlar's products will also depend to a large extent on recommendations of prior users. Although Donlar's research data has shown that its crop nutrition products result in increased yields, the level of such increase and, thus, the economic return from use of such products, depends on the method and rate of application and the type of crop and prevailing weather and soil conditions. There can be no assurance that Biomune and Donlar will be able to demonstrate that the purchase of Donlar's crop nutrition products will be consistently cost effective for the intended users.

     Donlar's crop nutrition products have been the subject of agricultural industry media reports and articles. While a handful of these reports and articles have been skeptical or negative in tone, Donlar attributes this critical comment to natural skepticism associated with new products and technologies, competitive issues, and the limited number, and general public unavailability, of farm field trial results. In addition, while some reported university studies have suggested inconsistent performance results from Donlar's products, management believes that these results may have been affected by nonconformity with the recommended methods and rates of application and by such variables as weather and soil conditions. Further, the purpose of many of these studies was to establish recommended methods and rates of application, rather than to validate the product's effectiveness. Biomune's future success will depend, in large part, on Biomune's and Donlar's ability to replicate Donlar's field trial successes on an expanding scale in each crop growing season and to publicly disseminate the results of those trials, not only to agricultural industry media, but also directly to potential end users. There can be no assurance that Donlar and Biomune will be successful in overcoming user resistance resulting from adverse publicity regarding Donlar's products.

     Dependence on Patents and Protection of Proprietary Information. Biomune's success will depend, in part, on Biomune's and Donlar's ability to obtain patent protection for the TPA processes, materials, and methods of use, to preserve their trade secrets, and to operate without infringing the patent or other proprietary rights of others. Donlar has been granted 46 United States patents. Each time that Donlar files a patent application in the United States, it files similar applications in foreign jurisdictions that Donlar believes are important to its future business and that afford reasonable protection to intellectual property rights. Donlar has been granted 75 foreign patents, including patents granted by the European Community, South Africa, Israel, Japan, Mexico, Russia and Egypt, and currently has numerous patent applications pending in such jurisdictions. No assurance can be given that the patent applications filed by Donlar, will result in issued patents or that the scope and breadth of any claims allowed in any patents issued to Donlar or Biomune will exclude competitors or provide competitive advantages to Donlar and Biomune. In addition, there can be no assurance that any patents issued to Donlar or Biomune will be held valid if subsequently challenged, that others will not claim rights in the patents and other proprietary technology owned by Donlar or Biomune, or that others have not developed or will not develop similar products or technologies without violating any of Donlar's or Biomune's proprietary rights. Donlar's and Biomune's inability to obtain patent protection, preserve their trade secrets or operate without infringing the proprietary rights of others, as well as their loss of any rights to technology that they now have or acquire in the future, could have a material adverse effect on Donlar's and Biomune's business, results of operations and financial condition. Litigation, which could result in substantial cost to, and diversion of effort by, Donlar and Biomune, may be necessary to enforce patents issued to Donlar or Biomune, to defend Donlar or Biomune against infringement claims made by others, or to determine the ownership, scope or validity of the proprietary rights of Donlar, Biomune and others. An adverse outcome in any such litigation could subject Donlar and Biomune to significant liabilities to third parties, require them to seek licenses from third parties, and/or require them to cease using certain technology, any of which could have a material adverse effect on Donlar's and Biomune's business, results of operations and financial condition. Donlar or Biomune may also become involved in interference proceedings declared by the United States Patent and Trademark Office ("PTO") in connection with one or more of Donlar's or, in the future, Biomune's patents or patent applications to determine priority of invention. Any such proceeding could result in substantial cost to Donlar or Biomune, as well as a possible adverse decision as to priority of invention of the patent or patent application involved. In addition, Donlar or Biomune may become involved in reissue or reexamination proceedings in the PTO in connection with the scope or validity of their patents. Any such proceeding could have a material adverse effect on their business, results of operations and financial condition, and an adverse outcome in such proceeding could result in a reduction of the scope of the claims of any such patents or such patents being declared invalid. In addition, from time to time, to protect their competitive position, Donlar and Biomune, or either of them, may initiate reexamination proceedings in the PTO with respect to patents owned by others. Such proceedings could result in substantial cost to, and diversion of effort by, Donlar and Biomune, and an adverse decision in such proceedings could have a material adverse effect on their business, results of operations and financial condition.

     Donlar relies and, in the future, Biomune will rely on trade secrets and proprietary know- how in the conduct of the Donlar operations being transferred to Biomune. Donlar has used and, in the future, Biomune will use employee and third-party confidentiality and non-disclosure agreements to protect such trade secrets and know-how. There can be no assurance that the obligation to maintain the confidentiality of such trade secrets or proprietary information will not wrongfully be breached by employees, consultants, advisors or others, that Donlar and Biomune will have adequate remedies for any breach, or that the trade secrets or proprietary know-how will not otherwise become known or be independently developed or discovered by third parties.

     Projected Future Demand for Raw Material Exceeds Current Worldwide Supply. The primary raw material in Donlar's TPA products is L-aspartic acid. Because L-aspartic acid accounts for approximately 67% of Donlar's finished goods costs, any material increase in the price of this raw material could have a material adverse effect on Biomune. There are only a limited number of suppliers of L-aspartic acid worldwide and substantially all of the commercially available L-aspartic acid is produced by non-domestic sources. Donlar currently purchases primarily from sources outside the United States. While Donlar believes that the world supply of L-aspartic acid is sufficient to meet

Donlar's and Biomune's needs over the near term, Donlar also believes that, by the year 2005, Biomune will require amounts of L-aspartic acid exceeding the current annual world merchant supply. It is thus important for Biomune's long-term growth that it secure a low cost and consistent supply of L-aspartic acid.

     Competition. While Donlar is not aware of any technology directly competitive with Donlar's TPA products in the agricultural field, there are numerous types of products that make claims as plant growth regulators and stimulants that affect a plant's genetic or immune system. In the performance chemicals field there is substantial competition, primarily from polyacrylates, but also from other manufacturers of polyaspartates such as Bayer and Rohm & Haas using production methods that may be outside the scope of Donlar's production patents and in target applications that may be outside the scope of Donlar's methods of use patents. The producers of polyacrylates, primarily BASF and Rohm & Haas, have substantially greater financial and technical resources, larger research and development staffs, and greater manufacturing and marketing capabilities than Donlar and Biomune. There can be no assurance that Donlar's performance chemicals products will compete effectively against products produced by such competitors.

     Limited Manufacturing Capacity and Experience. Biomune's success will depend, in part, on its ability to manufacture the Donlar products in significant quantities, with consistent quality, at acceptable costs and on a timely basis. Donlar has limited, and Biomune has no experience in high-volume manufacturing. With respect to Donlar's Peru, Illinois manufacturing facility which is being transferred to Biomune, Biomune may incur significant continuous operation costs and unforeseen expenses in bringing that facility up to capacity. In addition, Biomune will need to add new manufacturing equipment to the Peru facility in the near future in order to manufacture sufficient quantities of the Donlar products. Donlar and Biomune also anticipate constructing an L-aspartic acid manufacturing facility beginning in 2004, with expected completion in 2005. No assurance can be given that Biomune will be able to successfully make the transition to high volume polyaspartate production or construct and operate an L-aspartic facility on a timely or economical basis.

     Reliance on a Single Manufacturing Facility. The Peru, Illinois plant being transferred to Biomune will be Biomune's sole manufacturing facility and the only facility capable of producing Donlar's products in quantities sufficient to meet Biomune's projected needs. While Donlar maintains business interruption insurance in the amount of $15 million, any material disruption in the Peru plant's operations, whether due to fire, natural disaster, or otherwise, and whether or not covered by that insurance, could have a material adverse effect on Donlar's and Biomune's business, results of operations and financial condition.

     Uncertainty of Regulatory Approvals. Donlar's crop nutrition products may not be distributed in the various states without regulatory approval by the applicable state agricultural agency. Obtaining such approval generally requires that Donlar and Biomune demonstrate that the products are safe and efficacious over a defined time period. Donlar has already obtained such approvals for its crop nutrition products from the applicable agencies of 46 states. Because it has not yet been able to provide performance data spanning a sufficient number of years, Donlar has not received approvals from the agriculturally significant state of Mississippi, or from California for use on crops other than corn, sweet corn, turf, wheat and cotton. Though Donlar has no reason to believe that such approvals will not be granted, there can be no assurance that such approvals will be granted on a timely basis, if at all. In addition, Donlar's products are subject to approval by foreign regulatory authorities.

     Reliance on Single Technology. Although Donlar has obtained numerous patents covering manufacturing processes, composition and methods of use, all of Donlar's products are based on its TPA technology. The fields in which Biomune intends to sell the Donlar products are highly competitive and intensive research and development is always being undertaken by governmental entities, educational institutions and private enterprises with respect to products having practical effects such as those of certain of Donlar's products. There can be no assurance that competitive products will not be introduced by third parties or that competing materials based on different or new technologies may not become commercially available. There can be no assurance that Donlar's and Biomune's competitors will not succeed in developing or marketing materials, technologies or products that exhibit superior performance or are more commercially desirable or more cost effective than those developed and marketed by Donlar and Biomune. Any of the foregoing could have a material adverse effect on Donlar's and Biomune's business, results of operations and financial condition.

     Risks Associated with Rapid Growth. Donlar's rate of growth has placed and will place significant demands on Donlar's and Biomune's management, as well as their administrative, operational and financial resources. Biomune's ability to manage its future growth will require Biomune to implement new, and improve existing, operational, financial and management information systems. Biomune's success will depend, in large part, upon its ability to attract and retain highly qualified research and development, management, manufacturing and marketing and sales personnel and to continue to motivate and manage its work force, particularly its sales force. If Biomune is unable to effectively manage any of these factors, Biomune's business, its financial condition and results of operations could be materially and adversely affected. No assurance can be given that Biomune will experience growth or that it will be successful in managing its growth, if any.

     Limited Marketing Experience. While Donlar's sales force, which will be transferred to Biomune as part of the contemplated business restructuring, has experience in marketing products to agricultural and performance chemicals end users, Donlar has limited and Biomune has no experience in marketing and selling the TPA products. To market the Donlar products effectively, Biomune will be required to develop an expanded marketing and sales force that can effectively demonstrate the advantages of, and recommended methods and rates of application for, the TPA product applications. The crop nutrition products will also rely heavily on the availability of recommendations of prior users. Donlar currently maintains arrangements with third parties for distribution of certain of its TPA products in the performance chemicals field and Biomune expects to enter into additional arrangements with third parties for the commercialization and marketing of the Donlar products. Biomune's future success will depend in part on the continued relationships with distributors, its ability to enter into other similar arrangements, the continuing interest of the existing distributors in current and potential product applications and, eventually, the distributors' success in marketing and willingness to purchase the Donlar products. There can be no assurance that Biomune will be successful in its marketing efforts, that it will be able to establish adequate sales and distribution capabilities, that it will be able to enter into or maintain marketing or distribution arrangements with third parties on financially acceptable terms, or that any third parties with whom it enters into such arrangements will be successful in marketing the Donlar products.

     Reliance on Key Personnel. Donlar's principal executive officers, who have become the principal executive officers of Biomune as part of the business reorganization described above, have an average of over 25 years of collective experience in chemicals research, development and sales. The loss of the services of these executive officers or other key personnel, or the failure of Biomune to attract and retain other skilled and experienced personnel on acceptable terms, could have a material adverse effect on Biomune's business, results of operations and financial condition.

     Customer Concentration. Donlar has only recently begun commercial sales of its products. Donlar sells its crop nutrition products primarily to agricultural distributors and its performance chemicals products to chemical service companies. While Biomune expects to significantly increase its sales in these product lines and to focus its sales efforts on a more specifically targeted group of agriculture and chemical distributors, sales may continue to be concentrated among a relatively small group of customers, though not necessarily those that currently represent the largest portions of Donlar's sales. Thus, the loss of any single customer could have a material adverse effect on Biomune, its results of operations and its financial condition.

     Markets for Crop Nutrition Products are Seasonal and Volatile. Demand for Donlar's crop nutrition products can be expected to be significantly affected by agricultural conditions, which can be unpredictable and volatile as a result of a number of factors. The most important factors are weather conditions and patterns, current and projected grain stocks and prices, and governmental agricultural policies, including those that directly or indirectly influence the number of acres planted, the level of grain stocks, the mix of crops planted, and crop prices. Because of its dependence on agricultural markets, the crop nutrition business is seasonal and Biomune's operating results may vary significantly from quarter to quarter.

     Environmental and Other Regulatory Matters. Like other manufacturers, Donlar and Biomune are subject to a broad range of Federal, state, local and foreign laws and requirements, including those governing discharges in the air and water, the handling and disposal of solid and hazardous substances and wastes, the remediation of contamination associated with the release of hazardous substances, work place safety and equal employment opportunities. Donlar has made, and Biomune will continue to make, expenditures to comply with such laws and requirements. Donlar believes, based on information currently available to management, that it is in compliance with applicable environmental and other legal requirements and that neither it nor Biomune will require material capital expenditures to maintain compliance with such requirements in the foreseeable future.

     Governmental authorities have the power to enforce compliance with such laws and regulations, and violators may be subject to penalties, injunctions or both. Third parties may also have the right to enforce compliance with such laws and regulations. As Donlar and Biomune develop new formulations for TPA products and combine the TPA with other products, such as herbicides and insecticides, those products may become subject to additional review and approval requirements governing the sale and use of products such as those produced by Donlar or Biomune. Donlar's manufacturing processes do not currently result in the generation of hazardous wastes. However, there can be no assurance that this will always be the case, and there can be no assurance that material costs or liabilities will not be incurred by Biomune in the future as a result of the manufacturing operations. It is also possible that other developments, such as additional or increasingly strict requirements of laws and regulations of these types, or enforcement policies thereunder, could significantly increase Biomune's costs of operations.

     Liability Risk. Products sold by Biomune may expose it to potential liability for personal injury or property damage claims relating to the use of those products, particularly if used in a manner not in conformity with Biomune's instructions. Although product liability claims historically have not had a material adverse effect on Donlar, there can be no assurance that Biomune will not be subject to or incur liability for such claims in the future. Although Donlar has maintained and Biomune intends to maintain product liability insurance in amounts that management deems commercially reasonable, a significant claim that is uninsured or partially insured could result in loss or deferral of revenues, diversion of resources, or damage to Biomune's reputation, any of which could have a material adverse effect on Biomune's business, operating results, and financial condition.

     Special Statement Concerning Forward-looking Statements. This report, in particular the "Business" and "Management's Discussion and Analysis or Plan of Operation" sections, contains forward-looking statements concerning the expectations and anticipated operating results of Biomune. All of the forward-looking statements contained in this report are made in reliance upon the safe harbor protection for forward-looking statements provided by the Securities Act and the Exchange Act. Numerous factors govern whether any forward-looking statement made by Biomune will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected by the forward-looking statements made in this report. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of Biomune. Forward-looking statements are based on current expectations that may be affected by a number of risks and uncertainties. They are also based on certain assumptions.

     Assumptions involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, which are difficult or impossible to predict accurately and may be beyond the control of Biomune. Although Biomune believes that the assumptions underlying the forward-looking statements in this report are reasonable, any of these assumptions could prove inaccurate. Therefore, there can be no assurance that the results contemplated in any of the forward-looking statements will be realized. Budgeting and other management decisions are subjective in many respects and are susceptible to interpretations and periodic revision based on actual experience and business developments, the impact of which may cause Biomune to alter its marketing capital expenditure plans or other budgets. This will affect Biomune's results of operations. In light of the significant uncertainties inherent in the forward-looking statements, any such statement should not be regarded as a representation by Biomune or any other person that the objectives or plans of Biomune will be achieved.

Item 2.  Description of Properties

     The corporate headquarters for Biomune and Optim Nutrition were located in leased premises at 64 East Winchester, Suite 303, Salt Lake City, Utah. The aggregate rent for both Biomune's and Optim Nutrition's space is $3,500 per month. In addition to the corporate headquarters, Optim Nutrition leases approximately 3,800 square feet of warehouse space in West Valley City, Utah. Biomune is currently negotiating a termination of these two leases.

     Biomune and Optim Nutrition have moved all of their marketing, sales, distribution and administrative operations to Donlar's headquarters in Bedford Park, Illinois and Biomune intends to conduct its manufacturing operations in Donlar's Peru, Illinois plant.

     Donlar's headquarters consist of approximately 9,000 square feet of office and laboratory space. This property is leased by Donlar from the Illinois Institute of Technology. Donlar is currently negotiating a new lease for this facility.

     To meet its initial projected production requirements for TPA, Donlar constructed a TPA manufacturing facility in Peru, Illinois on a 40-acre parcel purchased by Donlar in 1996. This 50,000 square foot facility currently contains two chemical reactors, the larger of which is designed to produce 30 million pounds of TPA products annually. The facility is large enough to accommodate five such reactors and Donlar anticipates adding the other four reactors serially over the next several years as demand for its products increases. This expansion process is essentially modular and is not expected to involve substantial engineering or technical expenses or delays. The Peru facility is strategically located near barge, rail and road transportation facilities. As part of the business reorganization described in Item 1. - "Description of Business," this facility will be transferred to Biomune.

Item 3.  Legal Proceedings

     On October 12, 1995, a Proposed Class Action Complaint for Violations of the Federal Securities Laws was filed in the United States District Court for the District of Utah, Central

Division, by Roman Sterlin (Civil No. 2:95CV-0944G). The Complaint, as subsequently amended, named as defendants, Biomune, David G. Derrick (Biomune's former Chief Executive Officer and Chairman of the Board), Aaron Gold (a former director), Charles J. Quantz (a former director), Jack D. Solomon (a founder of Biomune and a former member of its Business Advisory Board), Genesis Investment Corporation (a stockholder) and The Institute for Social & Scientific Development, Inc. (a stockholder). The plaintiff has alleged violations by the defendants of Sections 10(b), 20(a) and 20(A)(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under such Act and general misappropriation of material non-public information. Biomune and other defendants prevailed in a motion to dismiss the lawsuit based, among other grounds, on the expiration of applicable statutes of limitation. The plaintiff appealed the decision of the District Court to the United States Court of Appeals for the Tenth Circuit (No. 95-CV-944) in Denver, Colorado. On September 2, 1998, the Court of Appeals reversed in part the decision of the trial court and remanded the case for a determination by the trial court of whether the complaint had been timely filed in light of the decision of the appellate court. The trial court permitted the parties to conduct additional discovery before a hearing on the issue. On March 3, 2000, the defendants filed a joint motion to dismiss or alternatively for summary judgment. A hearing on these motions was held on May 23, 2000. On September 27, 2000, the trial court granted defendant's motion for summary judgment. On November 14, 2000, the trial court entered a judgment against the plaintiff dismissing the action in its entirety because the applicable one year statute of limitations barred the plaintiff's claims. Plaintiff appealed and by order of the Court of Appeals filed on December 4, 2000, the court granted plaintiff's motion to voluntarily dismiss the action.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Biomune's common stock was listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") SmallCap Market under the primary symbol "BIME." On November 27, 2000, Biomune's common stock was delisted from the Nasdaq SmallCap Market. Biomune's stock is currently quoted on the NASD over-the-counter bulletin board under the symbol "BIME." The following table contains information about the range of high and low bid prices for the common stock for each full quarterly period within the two most recent fiscal years, based upon quotations on the Nasdaq SmallCap Market (and giving effect to all stock splits occurring during such period or prior to the issuance of this report):

  Quarter Ended                     High(1)                 Low(1)
September 30, 2000           $        2.35        $          2.04
June 30, 2000                $        4.07        $          3.29
March 31, 2000               $        8.60        $          7.50
December 31, 1999            $        7.04        $          5.63

September 30, 1999           $        5.00        $          4.85
June 30, 1999                $       10.00        $          5.16
March 31, 1999               $       11.57        $         11.10
December 31, 1998            $       12.50        $          7.82

-----------------------

(1) The source of these high and low prices was Nasdaq. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These high and low prices have been rounded up to the next highest two decimal places.

     The market price of the common stock is subject to significant fluctuations in response to variations in Biomune's quarterly operating results, general trends in the market for Biomune's products and product candidates, and other factors, over many of which Biomune has little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for Biomune's common stock, regardless of Biomune's actual or projected performance. On January 4, 2001, the average of the closing bid and ask prices of the common stock on the NASD over-the-counter bulletin board was $0.77 per share.

     On January 4, 2001, there were approximately 5,292 holders of record of Biomune's common stock.

     Biomune has never declared or paid cash dividends on its common stock and does not anticipate paying any cash dividend on its common stock in the foreseeable future.

     As of January 4, 2001, Biomune had the following series of preferred stock outstanding:

     Series A 10% Cumulative Convertible Preferred Stock - 38,599 shares outstanding, convertible into 232 shares of common stock; and

     Series B 10% Cumulative Convertible Preferred Stock - 449 shares outstanding, convertible into 3 shares of common stock.

Recent Sales of Unregistered Equity Securities

     None during the period covered by this report that have not been previously reported.

Item 6. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis of Biomune's financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report. See Item 7. - "Financial Statements and Supplementary Data."

Overview

     Since 1997, Biomune has been engaged primarily in the distribution and sale of nutritional and nutraceutical products. Biomune's principal products are biologic nutraceutical supplements and sports and nutrition bars.

     As described in Part I, Item 1. "Description of Business" of this report, as a result of the transaction that was completed in 2000 and the further transactions expected to be completed in early 2001, all of the operational activities of Donlar, except for Donlar's genetic research activities, will be conducted by Biomune. Biomune's marketing, sales, distribution and administrative operations will be conducted from Donlar's headquarters in Bedford Park, Illinois, and its manufacturing operations will be conducted from Donlar's Peru, Illinois facility, which will be transferred to Biomune.

     Biomune's reorganized business will be conducted through four business segments:

     - BioPolymers, consisting of the performance chemicals business acquired from Donlar;

     - AgriSciences, consisting of the agricultural business acquired from Donlar;

     - Pharmaceuticals, consisting of the pharmaceutical research and development activities of both Donlar and Biomune; and

     - Optim Nutrition, consisting of Biomune's nutritional and nutraceuticals business.

Results of Operations

     During the fiscal year ended September 30, 2000 ("Fiscal 2000"), Biomune had revenues of $654,962, compared to $1,501,406 for the fiscal year ended September 30, 1999 ("Fiscal 1999"). The decrease in revenues was due to the sale in the first quarter of Fiscal 2000 of Biomune's interest in the NiteBite product line as well as a decrease in the sales of Biomune's sports and energy bars.

     Cost of revenues was $427,476 in Fiscal 2000, compared to cost of revenues of $883,140 in Fiscal 1999. The overall gross margin of Fiscal 2000 was 35% of revenues, compared to 41% for Fiscal 1999. The decrease in gross margin is due to the lower gross margins from the Optim Nutrition product line.

     Management, consulting and research fees were $2,128,469 for Fiscal 2000, compared to $304,894 in Fiscal 1999. This increase was due to increased rates on the Harrogate marketing and selling agreement and then the subsequent costs associated with the termination of that agreement. General and administrative expenses increased from $1,025,618 in Fiscal 1999 to $2,634,807 in Fiscal 2000. The increase in these expenses was due to the legal costs associated with the Donlar transaction and other litigation, the write-off of the Mountain Lift bar goodwill and the exercise of variable stock options.

     During Fiscal 2000, Biomune had a net loss of $5,545,476, compared to a net loss of $1,877,596 during Fiscal 1999. This increase in the net loss was attributable primarily to the decrease in revenue from Biomune's nutraceutical products, its loss on disposal of investments and equity securities and an increase in operating expenses discussed above.

     During Fiscal 2000, Biomune purchased the NiteBite product line from Amerifit Nutrition, Inc. It subsequently sold the product line to ICN Pharmaceutical and recorded a gain of $301,775 on these transactions.

Results of Fourth Quarter Operations

     In December 1999, Biomune changed the exercise price on options to purchase 84,000 shares of common stock granted to certain employees and board members from $5.00 a share to $2.50 a share. This resulted in additional compensation expense of $520,500, which was not recorded until the fourth quarter of fiscal 2000.

     Biomune recorded a loss of $450,377 on the impairment of its investment in and advances to Rockwood Company LLC, and its related entities.

     Biomune has written off the remaining goodwill associated with its Mountain Lift bar. This amounted to $264,603.

Liquidity and Capital Resources

     Historically, Biomune has been unable to finance its operations from cash flows from operating activities. Biomune expects it will require substantial funds to continue operations. As of September 30, 2000, Biomune had cash of $1,780 and no plan for its continued financing. As part of the transactions described in Part I, Item 1. "Description of Business," Donlar transferred $2,413,500 million in cash and certain business rights to Biomune. Biomune intends to continue in existence by operating the Donlar businesses transferred to it as well as some or all of Biomune's historical business.

     The audited consolidated financial statements of Biomune have been prepared on the assumption that it will continue as a going concern. Biomune's independent public accountants have issued their report dated December 18, 2000, that includes an explanatory paragraph stating that Biomune's recurring losses, among other things, raise substantial doubt about Biomune's ability to continue as a going concern.

     On November 3, 2000, pursuant to an amended stock purchase agreement and an amended asset purchase agreement between Biomune and Donlar, Biomune issued 41,279,520 million shares of common stock, par value $0.0001 per share, representing approximately 96% of Biomune's shares outstanding on a fully diluted basis, in a private placement to Donlar. Biomune issued those shares in exchange for $2,413,500 in cash and the transfer to Biomune from Donlar of the exclusive right to distribute, and the exclusive right to all future sales from Donlar's crop nutrition management and oil field products. In addition, Donlar transferred to Biomune all technology, know how and patents for the crop management and oil field businesses created after November 3, 2000, as well as all technology resulting from Donlar pharmaceutical research and development activities after November 3, 2000.

Item 7. Financial Statements and Supplementary Data

     Index to Consolidated Financial Statements:

          Reports of Independent Public Accountants.......................F-1

          Consolidated Balance Sheet as of September 30, 2000.............F-3

          Consolidated Statements of Operations for the Years Ended
          September 30, 2000 and 1999.....................................F-4

          Consolidated Statement of Shareholders' Equity for the Years
          Ended September 30, 2000 and 1999...............................F-5

          Consolidated Statements of Cash Flows for the Years Ended
          September 30, 2000 and 1999.....................................F-6

          Notes to Financial Statements...................................F-8

Item 8. Changes or Disagreements with Accountants

     None. Reference is made to Item 4. of the Current Report on Form 8-K filed by Biomune on December 4, 2000.

                                    Part III

Item 9. Directors and Executive Officers

     The following table lists the executive officers and directors of Biomune as of January 4, 2001.



NAME                            AGE       POSITION
----                            ---       --------

Larry P. Koskan                 57        Chief Executive Officer, President and
                                          Chairman of the Board

Joel H. Lurquin                 34        Controller and Treasurer

Robert P. Pietrangelo           59        Vice President

Joseph F. Prochaska             54        Vice President

Robert W. Cooper (1)(2)         71        Director

Dr. Robert G. Martin (2)        58        Director

Thomas C. Dorr (1)              54        Director

Dean R. Kleckner (1)(2)         68        Director


(1)  Member of Audit Committee
(2)  Member of Compensation Committee

     The foregoing officers and directors of Biomune were elected on November 3, 2000, replacing the former officers and directors of Biomune.

     Larry P. Koskan, Donlar's founder, has served as a director, President and Chief Executive Officer of Donlar since its inception in 1990, and as Chairman of the Board of Donlar since 1992. Prior to founding Donlar, Mr. Koskan held several research and development and manufacturing positions during a 23 year career with Nalco Chemical Company. As Corporate Research Development Director for Nalco, his duties included establishing large-volume market opportunities for innovative, specialty polymers. He also served as Vice President of Research and Development of Nalco's Water and Waste Treatment Division. Mr. Koskan holds a B.S. in

Education and Chemistry from the University of Kansas and an M.S. in Organic Chemistry from Loyola University of Chicago and is the inventor or co-inventor of over 20 U.S. patents.

     Joel H. Lurquin joined Donlar in 1995 as Controller. Prior to joining Donlar, Mr. Lurquin was an accountant with Bansley and Kiener, Certified Public Accountants. He has a B.S. in Accounting from DePaul University.

     Robert P. Pietrangelo joined Donlar in April 1997 as its Vice President, Sales and Marketing of the Performance Chemicals Division and in October 1997 was named President of that division. Prior to joining Biomune, Mr. Pietrangelo held various management positions in the performance chemicals industry, including marketing manager with CPS Chemical (1989 to 1996), and Strategic Business Unit Manager with Rohm & Haas Company (1984 to 1989). Mr. Pietrangelo has a B.A. in Chemistry and Mathematics from LaSalle University and an M.B.A. in Marketing and Finance from Drexel University.

     Joseph F. Prochaska joined Donlar in June 1997 as its Senior Vice President of the Agricultural Products Division and, in October 1997, was named President of that division. Prior to joining Donlar, Mr. Prochaska was President and Chief Executive Officer of Willmar Manufacturing, a manufacturer of agricultural application equipment from 1993 to 1997. Prior to that time, Mr. Prochaska held various sales and marketing positions with Ciba-Geigy Corp. Mr. Prochaska has a B.S. in Forestry/Agriculture from Michigan State University, an M.B.A. from Capital University and an M.A. in Management from Claremont Graduate School.

     Robert W. Cooper has served as a director of Donlar since June 1992. He has been a principal of Cooper-Pruyn Architects, Ltd. since 1996 and President and Chief Executive Officer of R.W. Cooper and Associates, a company providing engineering and management services to the food processing, chemical and building materials industries, since 1983. Mr. Cooper is a Registered Professional Engineer in Illinois and is a member of ASCE and the Illinois Society of Professional Engineers.

     Dr. Robert G. Martin has served as a director of Donlar since June 1992. Dr. Martin, a cataract surgeon, has been a principal of Carolina Eye Associates, a 15-office ophthalmic practice, since 1977. He is Chairman of the Board of the Society for Excellence in Eye Care and past president of the American Board of Eye Surgery. Dr. Martin holds a B.S. in Chemistry and an M.D. from the University of North Carolina at Chapel Hill.

     Thomas C. Dorr has been a consultant to Donlar since 1991 and a director since November 3, 2000. He is President and Chief Executive Officer of a 3,000-acre farm and agricultural business in Iowa. Mr. Dorr was a member of the Iowa Board of Regents from May 1, 1991 to April 30, 1997. From January 1, 1992 to December 31, 1997, Mr. Dorr was a director of the Federal Reserve Bank in Chicago.

     Dean R. Kleckner has served as a director of Donlar since November 3, 2000. He has been a President of the American Farm Bureau Federation since 1986. Mr. Kleckner also operates a 350-acre corn, soybean and hog farm in Iowa.

     No family relationships exist between or among any of Biomune's officers and directors. Board of Directors Committees.

Board of Directors

     The Board of Directors has established a Compensation Committee and an Audit Committee.

Compensation Committee

     The Compensation Committee makes recommendations to the Board of Directors with respect to the compensation of management employees and administers plans and programs relating to employee benefits, incentives and compensation. The Compensation Committee also determines the persons to receive options under Biomune's stock option plans and the number of options to be granted.

Audit Committee

     The Audit Committee makes recommendations to the Board of Directors with respect to the engagement of Biomune's independent public accountants and reviews the scope and effect of the audit engagement.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the 1934 Act requires Biomune's directors and executive officers, and persons who own more than 10% of a registered class of Biomune's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Biomune's common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC Regulations to furnish Biomune with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such reports Biomune furnished to Biomune and written representations that no other reports were required, Biomune believes that there was compliance for the fiscal year ended September 30, 1999 with all Section 16(a) filing requirements applicable to Biomune's officers, directors and greater than 10% beneficial owners.

Item 10. Executive Compensation

     The following table sets forth the annual and long-term compensation in fiscal years 2000, 1999 and 1998 for Biomune's Chief Executive officer. No other executive officer of Biomune received salary or bonus compensation exceeding $100,000 in 2000.

                                                     Summary Compensation Table

                           Annual Compensation                                          Long Term Compensation
                                                                                        Awards                        Payouts
         (a)                   (b)         (c)      (d)         (e)           (f)          (g)             (h)          (i)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Securities
                                                                           Restricted  Underlying
                                                            Annual         Stock       Options/        LTIP         All Other
Name and Principal position   Year (1)    Salary    Bonus   Compensation   Awards      SARs (#)(2)     Payouts ($)  Compensation ($)
---------------------------   --------    ------    -----   ------------   ----------  -----------     -----------  ---------------
Michael G. Acton (3)           2000      $100,000    -0-        -0-           -0-          -0-             -0-       $20,000 (4)
                               1999      $100,000    -0-        -0-           -0-        48,000            -0-          -0-
                               1998      $100,000    -0-        -0-           -0-          -0-             -0-          -0-

(1)  Ended September 30th of each of the fiscal years indicated.

(2)  Adjusted to reflect all stock splits prior to the issuance of this report.

(3) Mr. Acton was the chief accounting officer and, later, the chief financial officer of Biomune until June 1998. Amounts shown for Mr. Acton for periods prior to July 1998 were paid to Mr. Acton in his position as Chief Financial officer of Biomune.

(4) Represents fair market value of 8,000 shares of common stock of Biomune granted to Mr. Acton on December 22, 1999.


     Stock Plans

     As of September 30, 2000, 49,769 shares of Biomune's common stock were subject to options and issuable upon exercise of options granted under the 1992 Stock Incentive Plan, the 1993 Stock Incentive Plan, the 1995 Stock Incentive Plan and the 1996 Stock Incentive Plan. No further options will be issued under these plans. The 1992 and the 1993 Stock Incentive Plans have been terminated and the 1995 and 1996 Stock Incentive Plans will be terminated. All new grants will be under a new stock option plan which Biomune intends to implement in the future.

                        Option Grants in Fiscal Year 2000

     The following table sets forth information concerning the grant of stock options and stock appreciation rights (SARS) made under Biomune's plans during the fiscal year ended September 30, 2000 to the Chief Executive Officer:

     None.

Aggregated Option Exercises and Fiscal Year-end Option Value

     The following table sets forth information with respect to the exercise of stock options by Biomune's Chief Executive Officer and President during the fiscal year ended September 30, 2000, as well as the aggregate number and value of unexercised options held by such officer on September 30, 2000.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-end Option Value

                                                                   Number of securities
                                                                   Underlying                  Value of Unexercised
                                                                   Unexercised options         In-the-Money Options
                                                                   At September 30, 2000       at September 30, 2000
                       Shares Acquired                             (#) Exercisable/            ($) Exercisable/
Name                   On Exercises (#)     Value Realized ($)     Unexercisable               Unexercisable
---------------------  -------------------- ---------------------- --------------------------- -------------------------
Michael G. Acton            48,000 (1)          $520,500                  500/-0-                  N/A (2)/-0-

     (1) All share amounts and exercise prices were adjusted to reflect all stock splits prior to the issuance of this report.

     (2)  At September 30, 2000, none of the options were in the money.

Compensation of Directors

     Members of the Board of Directors who are not directly or indirectly employed by Biomune are paid $500 for each Board meeting attended, in addition to having their expenses reimbursed in connection with attending meetings of the Board of Directors. No stock options were granted during Fiscal 2000 to any such Directors for their service on the board. However, during Fiscal 2000, three board members received 2,000 shares each and one board member received 4,000 shares in director compensation.

     Biomune had a Consulting Agreement with Christopher D. Illick, one of Biomune's directors and a member of its Compensation and Audit Committees. That Consulting Agreement provided for Mr. Illick's services as a director of Biomune and as a member of Biomune's Compensation and Audit Committees. Pursuant to that Consulting Agreement, Biomune issued Mr. Illick 45 shares of common stock each month during his service as director.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     To Biomune's knowledge, the following table sets forth information regarding ownership of Biomune's outstanding common stock on January 4, 2001 by beneficial owners of more than 5% of the outstanding shares of common stock. No director or executive officers of Biomune owns any common stock.

                                                Shares of Common stock
                                                   Beneficially Owned
Name and Address                                                    Percentage
of Beneficial Owner (1)                        Number                of Class
-------------------------------------------------------------------------------

Donlar Corporation                           41,279,520                 96%
6502 South Archer Road
Bedford Park, IL 60501


     (1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date on which beneficial ownership is calculated, upon the exercise of options or warrants or otherwise. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants, or other rights to acquire shares, held by such person (but not those held by any other person) and exercisable within sixty (60) days from the date hereof have been fully exercised. Percentages are calculated based on 42,999,500 shares of common stock outstanding as of January 4, 2001 (as adjusted for shares deemed to be beneficially owned by such shareholder).

Item 12. Certain Relationships and Related Transactions

     Donlar Corporation - Donlar acquired 96% of Biomune on November 3, 2000.

     On November 3, 2000, pursuant to an amended stock purchase agreement and an amended asset purchase agreement between Biomune and Donlar, Biomune issued 41,279,520 million shares of common stock, par value $0.0001 per share, representing approximately 96% of Biomune's shares outstanding on a fully diluted basis, in a private placement to Donlar. Biomune issued those shares in exchange for $2,413,500 in cash and the transfer to Biomune from Donlar of the exclusive right to distribute, and the exclusive right to all future sales from Donlar's crop nutrition management and oil field products. In addition, Donlar transferred to Biomune all technology, know how and patents for the crop management and oil field businesses created after November 3, 2000, as well as all technology resulting from Donlar pharmaceutical research and development activities after November 3, 2000.

     Calvin Black Trust Loan

     In 1998, Biomune borrowed $600,000 from the Calvin Black Trust. The trustee of the Trust is Phil B. Acton, the brother of Biomune's former President and CEO, Michael G. Acton. The loan to Biomune was secured by assets, including accounts receivable and inventory. The note was due February 28, 1999. On March 31, 1999, Biomune entered into an agreement with IMG, Ltd., a Utah limited liability company, for the sale of 300,000 shares of Bioxide Corporation common stock owned by Biomune. The purchase price for these securities was $3.00 per share and was paid in cash totalling $341,000 and the assumption of the Calvin Black

Trust Loan note by IMG. At March 31, 1999, principal and accrued interest due under the Note was $570,552. In connection with the assumption of the note, the Trust and IMG entered into a separate agreement pursuant to which the Trust released its claims against Biomune.

     Christopher D. Illick - Mr. Illick was the Chairman of Biomune's Board of Directors until he resigned in the fourth quarter of 2000.

     Biomune had a Consulting Agreement with Christopher D. Illick, one of Biomune's directors and a member of its Compensation and Audit Committees. That Consulting Agreement provided for Mr. Illick's services as a director of Biomune and as a member of Biomune's Compensation and Audit Committees. Pursuant to that Consulting Agreement, Biomune issued Mr. Illick 45 shares of common stock each month during his service as a director.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Documents filed as part of this Form 10-KSB:

     1.   Financial Statements (included in Part II, Item 8.)
          Reports of Independent Public Accountants
          Consolidated Balance Sheet as of September 30, 2000
          Consolidated Statements of Operations for the Years Ended September 30, 2000 and 1999
          Consolidated Statement of Shareholders' Equity for the Years Ended September 30, 2000 and 1999
          Consolidated Statements of Cash Flows for the Years Ended September 30, 2000 and 1999
          Notes to Financial Statements

     2. Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

     3.   Exhibits: The following Exhibits are filed with this Form 10-KSB:

     Exhibit No.  Description of Exhibit

      2.1$$$ Stock Purchase Agreement, dated as of August 7, 2000, between Biomune Systems, Inc. and Donlar Corporation.

      2.2$$$ Asset Purchase Agreement, dated as of August 7, 2000, between Biomune Systems, Inc. and Donlar Corporation.

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

       3.4+ Certificate and Statement of Determination of Rights and Preferences of Series B 10% Cumulative Convertible Non-Voting Preferred Stock

       3.5+ Certificate and Statement of Determination of Rights and Preferences of Series D 8% Cumulative Convertible Non-Voting Stock

       3.6+ Certificate of Amendment to the Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock

       3.7+ Certificate and Statement of Determination of Rights and Preferences of Series C 8% Cumulative Convertible Non-Voting Preferred Stock

       3.8++ Certificate and Statement of Determination of Rights and Preferences of Series E, 8% Cumulative Convertible Preferred Stock

       3.9++ Certificate of Amendment of Determination of Rights and Preferences of Series F, 8% Cumulative Convertible Preferred Stock

       3.10++ Amendment to Determination of Rights and Preferences of Series F Preferred

       3.11++ Certificate and Statement of Determination of Rights and Preferences of Series G, 8% Cumulative Preferred Stock

       3.12++ Amendment to Designation of Rights and Preferences of Series G Preferred

       3.13++ Certificate and Statement of Determination of Rights and Preferences of the Series J, 8% Cumulative Convertible Preferred Stock

       4.1**      Form of Common Stock Certificate

       4.3** Form of Series A 10% Cumulative Convertible Preferred Stock Certificate

       4.4* Form of Series B 10% Cumulative Convertible Preferred Stock Certificate

       4.5#       Form of Series D 8% Cumulative Convertible Preferred Stock
                  Certificate

       4.6+       Form of Series C 8% Cumulative Convertible Preferred Stock
                  Certificate

       4.7++      Form of Series E Certificate

       4.8++      Form of Series F Certificate

       4.9++      Form of Series G Amendment

       4.10++     Form of Series J Certificate

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

       10.113++   Contract with ML Industries

       10.114++   Contract with Medical Foods, Inc.

       10.115++   Contract with Harrogate Marketing LLC

       10.116++   Rockwood Purchase Agreement, as amended

       10.117+++  Marketing and Consulting Services Agreement between Biomune
                  Systems, Inc., and Harrogate Marketing, L.L.C. dated as of August 14, 1999

       10.118$    Contract with Amerifit Nutrition, Inc.

       10.119$    License Agreement with Amerifit Nutrition, Inc.

       10.120$    Contract with ICN Pharmaceutical

       10.121$    Schedules to ICN Pharmaceutical Contract

       10.122$    Non-Competition Agreement with Amerifit Nutrition, Inc.

       10.123$$ 1999 Stock Option and Incentive Plan of Biomune effective as of January 1, 1999

       10.124$$ Form of Incentive Stock Option Grant and Agreement between Biomune and certain directors, officers and employees of Biomune

       10.125$$ Form of Stock Option Grant and Agreement between Biomune and certain directors, officers and employees of Biomune

       10.126$$   Form of Stock Award Letter.

       10.123$$$  Promissory Note in the principal amount of $1,115,024.80, dated as of August 7, 2000.

       23.1       Consent of Grant Thornton LLP

       23.2       Consent of Tanner + Co.

       27         Financial Data Schedule

------------------------
     # Incorporated by reference to Biomune's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1995.

     * Incorporated by reference to Biomune's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994.

     ** Incorporated by reference to Biomune's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and the two month period ended November 30, 1993.

     *** Incorporated by reference to Biomune's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

     + Incorporated by reference to Biomune's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

     ++ Incorporated by reference to Biomune's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

     +++ Incorporated by reference to Biomune's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.

     $ Incorporated by reference to Biomune's Annual Report on Form 10-QSB for the period ending December 31, 1999.

     $$$ Incorporated by reference to Biomune's Annual Report on Form S-8 filed on February 2, 2000.

     $$$ Incorporated by reference to Biomune's Annual Report on Form 8-K filed on August 15, 2000.

     (b) Reports on Form 8-K were filed during the last quarter of the period covered by this report.

          A Report on Form 8-K was filed on August 15, 2000 reporting that on August 7, 2000, pursuant to a Stock Purchase Agreement between Biomune and Donlar, Biomune issued 2,136,554 (the "Initial Common Shares") shares of common stock, par value $0.0001 per share (the "Common Stock"), in a private placement to Donlar. The Initial Common Shares were issued to Donlar in exchange for a promissory note (the "Note") in the principal amount of $1,115,024.80. Interest is payable on the Note at a rate of ten percent (10%) beginning from the date of issuance until maturity at December 31, 2000, or such earlier time of prepayment at the sole election of Donlar. Donlar is restricted from voting the Initial Common Shares until payment of the note is made in full. In connection with the sale of the Initial Common Shares, Mr. Michael G. Acton, the President and Chief Executive Officer of Biomune, entered into a Consulting Agreement with Donlar, pursuant to which Mr. Acton will act as a consultant to Donlar for a period of one year in exchange for a consulting fee of $10,416.67 per month for the term of the agreement. Furthermore, on August 8, 2000, Biomune and Donlar entered into an Asset Purchase Agreement whereby Biomune has agreed to, acquire substantially all of the assets of Donlar, and to license Donlar's intellectual property assets on an exclusive world-wide basis, in exchange for 859,990 shares (the "Secondary Common Shares") of Common Stock and 8,710,015 shares of Series H Preferred Stock of Biomune (the "Series H Shares") to be issued to Donlar. The closing of the transactions contemplated by the Asset Purchase Agreement are subject to numerous conditions, including approval of both Biomune and Donlar shareholders.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIOMUNE SYSTEMS, INC.
                                      (Registrant)

                                    /s/Larry P. Koskan
                                    ------------------------------------
                                    By: Larry P. Koskan
                                    Its: President and Chief Executive Officer
                                    Date: January 12, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                   Date


/s/Larry P. Koskan                Director, Chairman      January 12, 2001
----------------------------------
Larry P. Koskan


/s/Robert W. Cooper               Director                January 12, 2001
----------------------------------
Robert W. Cooper


/s/Dr. Robert G. Martin           Director                January 12, 2001
----------------------------------
Dr. Robert G. Martin


/s/Thomas C. Dorr                 Director                January 12, 2001
----------------------------------
Thomas C. Dorr


/s/Dean R. Kleckner               Director                January 12, 2001
----------------------------------
Dean R. Kleckner

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements

                                                                 Page

Independent auditor's report of Grant Thornton LLP               F-1

Independent auditor's report of Tanner + Co.                     F-2

Consolidated Balance Sheet as of September 30, 2000              F-3

Consolidated Statement of Operations for the
Years Ended September 30, 2000 and 1999                          F-4

Consolidated Statement of Shareholders' Equity for the
Years Ended September 30, 2000 and 1999                          F-5

Consolidated Cash Flows for the
Years Ended September 30, 2000 and 1999                          F-6

Notes to Financial Statements                                    F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
   of Biomune Systems, Inc.

We have audited the consolidated balance sheet of Biomune Systems, Inc. and subsidiary as of September 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomune Systems, Inc. and subsidiary as of September 30, 2000, and the results of their operations and their cash flows for the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the consolidated financial statements, the Company has had substantial recurring losses from operations, and has relied upon financing from the sale of its equity securities to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that matter are also described in note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               GRANT THORNTON LLP


Chicago, Illinois
December 18, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
   of Biomune Systems, Inc.

We have audited the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended September 30, 1999 for Biomune Systems, Inc. and Subsidiary. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomune Systems, Inc. and Subsidiary as of September 30, 1999, and the results of their operations and their cash flows for the year ended September 30, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the consolidated financial statements, the Company has had substantial reoccurring losses from operations, and has relied upon financing from the sale of its equity securities to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that matter are also described in note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               TANNER + CO.

Salt Lake City, Utah
January 11, 2000

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30,


----------------------------------------------------------------------

                               ASSETS                          2000
                                                          ------------
Current assets
  Cash                                                    $      1,780
  Receivables, net                                              91,214
  Stock subscription receivable                                500,000
  Inventories, net                                             168,040
  Prepaid expenses                                              25,000
                                                          ------------

    Total current assets                                       786,034

Equity securities                                              864,434
Property and equipment, net                                     70,089
Intangibles, net                                                 6,579
Investment in and advances to affiliate                           --
Deposits                                                         6,657
                                                          ------------

                                                          $  1,733,793
                                                          ============

----------------------------------------------------------------------

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Payables and accrued expense                            $    548,416
  Notes payable                                                253,408
                                                          ------------

    Total current liabilities                                  801,824

Commitments and contingencies                                      --

Shareholders' equity
  Preferred stock, $.0001 par value, 50,000,000 shares
    authorized, 39,048 shares issued and outstanding           195,172
  Common stock, $.0001 par value, 500,000,000 shares
    authorized, 2,846,980 shares issued and outstanding          1,423
  Additional paid-in capital                                46,386,350
  Stock subscriptions receivable                               (31,986)
  Accumulated deficit                                      (45,618,990)
                                                          ------------

    Total shareholders' equity                                 931,969
                                                          ------------

                                                          $  1,733,793
                                                          ============

The accompanying notes are an integral part of this statement.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30,



----------------------------------------------------------------------------------------

                                                                  2000           1999
                                                              -----------    -----------
Revenues                                                      $   654,962    $ 1,501,406

Operating expenses
  Cost of revenue                                                 427,476        883,140
  Management, consulting and research                           2,128,469        304,894
  Other general and administrative                              2,634,807      1,025,618
                                                              -----------    -----------

    Total operating expenses                                    5,190,752      2,213,652
                                                              -----------    -----------

Loss from operations                                           (4,535,790)      (712,246)

Other income (expense)
  Loss on investment in affiliate                                (450,377)    (1,506,000)
  (Loss) gain on sale of equity securities                       (692,792)       304,053
  Interest income                                                  27,607        101,751
  Interest expense                                               (212,080)       (64,329)
  Other expense, net                                                 (314)          (825)
  Gain on sale of product line                                    301,775           --
  Gain on sale of equipment                                        16,495           --
                                                              -----------    -----------

    Total other (expense) income, net                          (1,009,686)    (1,165,350)
                                                              -----------    -----------

Loss before income taxes                                       (5,545,476)    (1,877,596)
Provision for income taxes                                           --             --
                                                              -----------    -----------

    Net loss                                                   (5,545,476)    (1,877,596)

Preferred stock dividends and beneficial conversion premium      (153,875)      (198,497)
                                                              -----------    -----------

    Net loss applicable to common shares                      $(5,699,351)   $(2,076,093)
                                                              -----------    -----------

    Net loss per common share - basic                         $     (4.21)   $     (5.75)
    Net loss per common share - diluted                       $     (4.32)   $     (5.75)

Weighted average common shares - basic                          1,318,378        361,200
Weighted average common shares - diluted                        1,318,613        361,200


The accompanying notes are an integral part of these statements.

Biomune Systems, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
September 30, 2000 and 1999
--------------------------------------------------------------------------------


                                                                          Series A             Series B             Series E
                                                   Common stock        Preferred stock      Preferred stock     Preferred stock
                                                  Shares    Amount    Shares      Amount    Shares   Amount     Shares     Amount
                                                 --------  --------  --------    --------  -------- --------   --------   --------
Opening balance October 1, 1998                  257,332   $    128   39,774    $ 193,679     449   $6,740      323     $ 556,897

Comprehensive net income:
  Net loss                                             -          -        -            -       -        -        -             -
  Other comprehensive loss,
    change in unrealized holding loss on
    marketable securities                              -          -        -            -       -        -        -             -

      Total comprehensive loss                         -          -        -            -       -        -        -             -

Issuance of common stock for:
  Services                                         6,820          4        -            -       -        -        -             -
  Advances to related parties                     80,680         41        -            -       -        -        -             -
  Conversion of preferred stock                   71,250         35   (5,625)     (28,125)      -        -     (330)     (569,344)
  Acquisition of marketable securities            88,400         44        -            -       -        -        -             -

Accretion                                              -          -        -            -       -        -        -         5,227

Issuance of common stock options for services          -          -        -            -       -        -        -             -

Amortization of deferred compensation                  -          -        -            -       -        -        -             -

Expiration of Series D preferred stock warrants        -          -        -            -       -        -        -             -

Preferred stock dividends                              -          -    2,350       11,750       -        -        7         7,220

Opening balance October 1, 1999                  504,482        252   36,499      177,304     449    6,740        -             -
                                               ---------   --------   ------    ---------     ---   ------     ----     ---------
Comprehensive net income:
  Net loss                                             -          -        -            -       -        -        -             -
  Other comprehensive loss,
    change in unrealized holding loss on
    marketable securities                              -          -        -            -       -        -        -             -

Total comprehensive loss                               -          -        -            -       -        -        -             -

Issuance of common stock for:
  Services                                       192,798         97        -            -       -        -        -             -
  Purchase of product line                        40,000         20        -            -       -        -        -             -
  Debt                                            40,000         20        -            -       -        -        -             -
  Conversion of preferred stock                  848,700        424        -            -       -        -        -             -

Exercise of options                               94,000         47        -            -       -        -        -             -

Variable stock options                                 -          -        -            -       -        -        -             -

Amortization of deferred compensation                  -          -        -            -       -        -        -             -

Capital contribution                           1,127,000        563        -            -       -        -        -             -

Reclassification of stock subscription
  satisfied subsequent to year end                     -          -        -            -       -        -        -             -

Preferred stock dividends                              -          -    2,100       11,128       -        -        -             -
                                               ---------   --------   ------    ---------     ---   ------     ----     ---------
Balance at September 30, 2000                  2,846,980   $  1,423   38,599    $ 188,432     449   $6,740        -     $       -
                                               =========   ========   ======    =========     ===   ======     ====     =========

                                                         Series F                  Series J              Additional
                                                     Preferred stock            Preferred stock            paid-in         Stock
                                                    Shares       Amount        Shares        Amount        capital      subscription
                                                   --------     --------      --------      --------     ----------     ------------
Opening balance October 1, 1998                    1,318,749    $ 680,699       1,135    $  1,135,000   $ 39,042,910    $ (55,192)

Comprehensive net income:
  Net loss                                                 -            -           -               -              -            -
  Other comprehensive loss,
    change in unrealized holding loss on
    marketable securities                                  -            -           -               -              -            -

      Total comprehensive loss                             -            -           -               -              -            -

Issuance of common stock for:
  Services                                                 -            -           -               -         63,413            -
  Advances to related parties                              -            -           -               -        806,857            -
  Conversion of preferred stock                            -            -           -               -        597,434            -
  Acquisition of marketable securities                     -            -           -               -        828,156            -

Accretion                                                  -            -           -               -         (5,227)           -

Issuance of common stock options for services              -            -           -               -        242,300            -

Amortization of deferred compensation                      -            -           -               -              -            -

Expiration of Series D preferred stock warrants            -            -           -               -        338,500            -

Preferred stock dividends                            101,332       60,800         114         113,500              -            -
                                                  ----------    ---------      ------    ------------   ------------    ---------
Opening balance October 1, 1999                    1,420,081      741,499       1,249       1,248,500     41,914,343      (55,192)

Comprehensive net income:
  Net loss                                                 -            -           -               -              -            -
  Other comprehensive loss,
    change in unrealized holding loss on
    marketable securities                                  -            -           -               -              -            -

      Total comprehensive loss                             -            -           -               -              -            -

Issuance of common stock for:
  Services                                                 -            -           -               -        631,355            -
  Purchase of product line                                 -            -           -               -         99,980            -
  Debt                                                     -            -           -               -        174,960            -
  Conversion of preferred stock                   (1,445,414)    (756,699)     (1,377)     (1,376,047)     2,132,322            -

Exercise of options                                        -            -           -               -        349,953            -

Variable stock options                                     -            -           -               -        520,500            -

Amortization of deferred compensation                      -            -           -               -              -            -

Capital contribution                                       -            -           -               -        562,937            -

Reclassification of stock subscription
  satisfied subsequent to year end                         -            -           -               -              -       23,206

Preferred stock dividends                             25,333       15,200         128         127,547              -            -
                                                  ----------    ---------      ------    ------------   ------------    ---------
Balance at September 30, 2000                              -    $       -           -    $          -   $ 46,386,350    $ (31,986)
                                                  ==========    =========      ======    ============   ============    =========
                                                                                    Accumulated
                                                                  Deferred            other
                                                                 compensation     comprehensive   Accumulated
                                                    Warrants    and consulting        income        deficit          Total
                                                  ------------  --------------    -------------   -----------       -------
Opening balance October 1, 1998                   $    338,500   $   (304,862)      $       -    $(37,848,773)   $  3,745,726

Comprehensive net income:
  Net loss                                                   -              -               -      (1,877,596)     (1,877,596)
  Other comprehensive loss,
    change in unrealized holding loss on
    marketable securities                                    -              -        (768,200)              -        (768,200)
                                                                                    ---------    ------------    ------------
      Total comprehensive loss                               -              -        (768,200)     (1,877,596)     (2,645,796)
                                                                                                                 ------------
Issuance of common stock for:
  Services                                                   -              -               -               -          63,417
  Advances to related parties                                -              -               -               -         806,898
  Conversion of preferred stock                              -              -               -               -               -
  Acquisition of marketable securities                       -              -               -               -         828,200

Accretion                                                    -              -               -               -               -

Issuance of common stock options for services                -              -               -               -         242,300

Amortization of deferred compensation                        -        102,376               -               -         102,376

Expiration of Series D preferred stock warrants       (338,500)             -               -               -               -

Preferred stock dividends                                    -              -               -        (193,270)              -
                                                  ------------   ------------       ---------     -----------    ------------
Opening balance October 1, 1999                              -       (202,486)       (768,200)    (39,919,639)      3,143,121

Comprehensive net income:
  Net loss                                                   -              -               -      (5,545,476)     (5,545,476)
  Other comprehensive loss,
    change in unrealized holding loss on
    marketable securities                                    -              -         768,200               -         768,200
                                                                                    ---------     -----------    ------------
      Total comprehensive loss                               -              -         768,200      (5,545,476)     (4,777,276)

Issuance of common stock for:
  Services                                                   -              -               -               -         631,452
  Purchase of product line                                   -              -               -               -         100,000
  Debt                                                       -              -               -               -         174,980
  Conversion of preferred stock                              -              -               -               -

Exercise of options                                          -              -               -               -         350,000

Variable stock options                                       -              -               -               -         520,500

Amortization of deferred compensation                        -        202,486               -               -         202,486

Capital contribution                                         -              -               -               -         563,500

Reclassification of stock subscription
  satisfied subsequent to year end                           -              -               -               -          23,206

Preferred stock dividends                                    -              -               -        (153,875)              -

                                                  ------------   ------------       ---------    ------------    ------------
Balance at September 30, 2000                     $          -   $          -       $       -    $(45,618,990)   $    931,969
                                                  ============   ============       =========    ============    ============

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SEPTEMBER 30,

--------------------------------------------------------------------------------------------------------
                                                                                2000           1999
                                                                             -----------    ------------
Cash flows from operating activities
  Net loss                                                                   $(5,545,476)   $(1,877,596)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                368,930         41,320
    Gain on sale of equipment                                                    (16,495)          --
    Variable stock options                                                       520,500           --
    Loss on investment in affiliate                                              450,377      1,506,000
    Loss (gain) on sale of equity securities                                     692,792       (304,053)
    Issuance of common stock, stock options and warrants for services            906,432        305,717
    Amortization of deferred consulting expense                                  202,486        102,376
    Change in assets and liabilities, net of effect of
      nonmonetary asset acquisitions
        Receivables                                                              343,611       (226,881)
        Inventories                                                               87,952        (51,773)
        Prepaid expenses                                                         281,638       (306,638)
        Other assets                                                               4,689           --
        Payables and accrued expenses                                            125,811        537,950
                                                                             -----------    -----------

          Net cash used in operating activities                               (1,576,753)      (273,578)

Cash flows from investing activities
  Proceeds from sale of equipment                                                 18,350           --
  Proceeds from sale of equity securities                                      1,188,000        504,125
  Purchase of property and equipment                                             (16,192)       (51,833)
  Cash in unconsolidated entity                                                     --          (25,662)
  Net repayments from related parties                                            156,669        575,151
  Net change in unconsolidated entity                                               --          (11,301)
  Purchase of equity securities of related parties                                  --       (1,179,603)
                                                                             -----------    -----------

          Net cash provided by (used in) investing activities                  1,346,827       (189,123)

Cash flows from financing activities
  Repayments of notes payable                                                   (435,000)          --
  Proceeds from notes payables                                                   230,000        435,000
  Proceeds from issuance of common stock                                          63,500           --
  Proceeds from exercise of stock option                                         350,000           --
  Payments received on stock subscription receivable                              23,206           --
                                                                             -----------    -----------

          Net cash provided by financing activities                              231,706        435,000
                                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents                               1,780        (27,701)

Cash and cash equivalents at beginning of year                                      --           27,701
                                                                             -----------    -----------

Cash and cash equivalents at end of year                                     $     1,780    $      --
                                                                             ===========    ===========

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
SEPTEMBER 30,


----------------------------------------------------------------------------------------------------
                                                                                2000          1999
                                                                             ----------    ---------
Supplemental disclosure of cash flow information:
   Interest paid                                                             $  15,101     $  44,561
   Income tax paid                                                           $   --        $    --

Supplemental disclosure of noncash investing and financing activities:

During the year ended September 30, 2000:


   - The Company issued preferred stock in payment of preferred stock dividends of $153,875.
- The Company issued 40,000 shares of common stock in exchange for a $100,000 payment on a purchase of a technology license.
- The Company issued 848,700 shares of common stock in exchange for $2,132,746 of its preferred series F and J stock.
   - The Company issued 40,000 shares of common stock to pay accrued interest on debt of $174,980.

During the year ended September 30, 1999:

   - The Company issued preferred stock in payment of preferred stock dividends of $193,270.
   - The Company converted 5,625 shares of Series A preferred stock and 330 shares of Series E preferred stock (aggregating $597,469) into 71,250 shares of common stock.
   - The Company's warrants for Series D preferred stock expired and $338,500 was transferred to additional paid in capital from warrants.
   - The Company had an unrealized loss on its related party equity securities of $768,200.
   - The Company had accretion of $5,227 on Series E preferred stock.
   - The Company reduced notes payable by $559,000 and $11,553 of interest payable by exchanging marketable securities from parties. The Company realized a gain of $146,660.
   - The Company exchanged common stock for marketable equity securities from a related party of $828,200.
   - The Company received $1,586,594 of equity securities from a related entity to satisfy a receivable from a related party.
   - The Company issued common stock for advances of $806,898.
   - The Company had its ownership interest in Rockwood reduced from 52% to 19%.
       This change in ownership increased the carrying amount of its investment in Rockwood by reclassifying the following:


       Cash                                                                  $   25,662
       Receivables                                                            2,346,004
       Inventories                                                              457,024
       Prepaid expenses                                                          19,032
       Property and equipment                                                    87,031
       Other assets                                                               3,090
       Intangibles                                                              251,150
       Payables                                                                (697,136)
       Notes payable                                                           (515,500)
       Minority interest                                                        (31,281)
                                                                             ----------

       Investment in Rockwood                                                $1,945,076
                                                                             ==========


The accompanying notes are an integral part of these statements.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Biomune Systems, Inc. ("Biomune") and its subsidiary (the "Company") are engaged in the distribution and sale of biologic nutraceutical supplements and sports and nutrition bars. Certain of the nutraceutical supplements incorporate a patented whey protein technology licensed by Biomune and designed to provide or increase protective immunities to disease and to provide nutritional supplementation. Nutraceutical products are food supplements that are derived from a food base and are marketed as a beneficial source of nutrients to promote good health. The Company sells its products primarily to nutritional companies located in the United States.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Biomune, and its wholly-subsidiary, Optim Nutrition, Inc. All significant intercompany balances and transactions have been eliminated.

During the year ended September 30, 1999, Biomune's ownership interest in Rockwood Companies LC ("Rockwood") was reduced from 52% to 19%. At September 30, 1999, and for the year then ended, Rockwood is accounted for on the cost method.

EQUITY SECURITIES

The Company's equity securities are classified as "available for sale" and are carried in the financial statements at fair market value. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity.

Declines in fair market value below amortized cost that are other than temporary are included in earnings.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, cash includes all cash and investments purchased with maturities of three months or less.

INVENTORIES

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method.

INTANGIBLE ASSETS

Intangible assets consist primarily of licenses acquired to market and sell certain products and technology. Intangibles are being amortized over a period of 5 to 10 years.

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

EARNINGS PER COMMON, COMMON EQUIVALENT AND REVERSE STOCK SPLITS

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.

Preferred stock dividends and the impact of beneficial conversion premiums increase the net loss attributable to common stockholders for purposes of computing the net loss per common share.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

EARNINGS PER COMMON, COMMON EQUIVALENT AND REVERSE STOCK SPLITS - CONTINUED

On October 31, 2000, Biomune recorded a 1-for-5 reverse stock split on its common stock. All of the per share data has been adjusted to reflect this change. Consistent with prior stock, Biomune has not adjusted the number of preferred shares in the financial statements, however, their conversion rights are modified in proportion to each reverse stock split. Biomune has also recorded a 1-for-10 reverse stock split in November 1997 and December 1998.

At September 30, 2000, there were 39,048 shares of preferred stock outstanding, convertible into 235 shares of common stock.

INVESTMENTS

The Company accounts for its investments using the lower of cost or market method.

REVENUE RECOGNITION

Revenue is recognized upon shipment of the product.

MANAGEMENT, CONSULTING AND RESEARCH EXPENSES

Management, consulting and research expenses include amounts paid to third-party and related-party consultants for marketing, investment banking, and other business advisory services, as well as costs related to the Company's nutraceutical product research and development activities. Research and development costs totaled approximately $17,000 and $13,000 for the years ended September 30, 2000 and 1999, respectively.

ADVERTISING

The Company expenses the cost of advertising when the advertising occurs. For the years ended September 30, 2000 and 1999, advertising expenses totaled approximately $202,000 and $12,000, respectively, and are included in other general and administrative expenses in the accompanying statements of operations.

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

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

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

The Company maintains its cash in bank deposit accounts which, may at times, exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

RECLASSIFICATIONS

Certain accounts in the 1999 financial statements have been reclassified to conform with the current year presentation.

-------------------------------------------------------------------------------

NOTE B - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2000, the Company had an accumulated deficit of $45,618,990 and has had substantial recurring losses. The consolidated operations of the Company have not had sustained profitability and the Company has relied upon financing from the sale of its equity securities and liquidation of other assets to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources. Management's plan with respect to this uncertainty includes raising additional equity funding through the sale of the Company's securities, evaluating new products and markets, and minimizing overhead and other costs. However, there can be no assurance that management will be successful.

The Company has made substantial changes in its operations and ownership structure subsequent to year end, see note T.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE C - DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Receivables
   Trade receivables                                          $ 18,575
   Notes receivable, related party (see note F)                197,422
   Interest and other                                           65,417
   Less allowance for doubtful accounts                       (190,200)
                                                              --------

                                                              $ 91,214
                                                              ========
Inventories
   Finished goods                                             $105,024
   Raw materials                                                93,016
   Reserve for obsolescence                                    (30,000)
                                                              --------

                                                              $168,040
                                                              ========
Payables and accrued expenses
   Trade payables                                             $448,416
   Accrued other                                               100,000
                                                              --------

                                                              $548,416
                                                              ========
Preferred Stock
   Series A, 10% cumulative, convertible;
    38,599 shares outstanding                                 $188,432
   Series B, 10% cumulative, convertible non-voting;
    449 shares outstanding                                       6,740
                                                              --------
                                                              $195,172
                                                              ========

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE D - EQUITY SECURITIES

During the year ended 1999, the Company acquired 3,536 shares of series A preferred stock of Volu-Sol, Inc. ("Volu-Sol"), in exchange for the issuance of 88,400 shares of Biomune's common stock. The Volu-Sol stock was valued at $828,200, the fair value of the Biomune common stock issued. As of September 30, 1999, the Company determined that the fair value of the Volu-Sol stock had decreased and an unrealized holding loss of $768,200 was recorded.

During the year ended September 30, 2000, the Company received proceeds of $80,000 and recorded a realized loss of $748,200 on the sale of all of its Volu-Sol preferred stock.

During the fiscal years ended September 30, 1998 and 1999, the Company acquired 499,859 shares of common stock in Purizer Corporation, formerly Bioxide ("Purizer"). These shares were obtained in exchange for inventory, a related party receivable from Harrogate Marketing, cash and shares of Biomune's common stock. The Purizer shares were recorded at their cost, $1,977,026, which approximated fair market value at September 30, 1999.

During the year ended September 30, 2000, the Company received proceeds of $1,108,000 and recorded a gain of $55,094 on the sale of some of its Purizer stock. The Company owns 216,030 shares of Purizer stock, which is valued at $864,434 at September 30, 2000. This investment is categorized as available-for-sale. The Company uses the specific identification method to determine the cost of securities sold.

-------------------------------------------------------------------------------

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Furniture, fixtures, and equipment                          $170,427
Less accumulated depreciation and amortization               100,338
                                                            --------

                                                            $ 70,089
                                                            ========

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE F - RELATED PARTY RECEIVABLES

Related party receivables consists of the following:

Notes receivable from entities, which are shareholders or are controlled by an advisory board chairman, unsecured, interest
 at various rates due on demand.                                    $168,354

Note receivable from an individual who is a relative of a
 shareholder of Biomune, at an interest rate of 1% over prime,
 unsecured and due on demand.                                         29,068
                                                                    --------

                                                                    $197,422
                                                                    ========

-------------------------------------------------------------------------------

NOTE G - INTANGIBLES

Intangible assets consist of the following:

ProMune Technology                                                  $ 70,000
Less accumulated amortization                                         63,421
                                                                    --------

                                                                    $  6,579
                                                                    ========

During the year ended September 30, 2000, the Company determined that the goodwill associated with the Mountain Lift bar was impaired and the Company wrote off the goodwill. The loss of $264,603 is included in operating expenses.


-------------------------------------------------------------------------------

NOTE H - INVESTMENT AND ADVANCES TO AFFILIATE

During 1999, the Company had its ownership reduced in Rockwood Company LLC ("Rockwood") from 52% to 19%, due to the Company not meeting certain financing obligations as provided for in the purchase agreement for Rockwood. In addition, during the fiscal year ended September 30, 1999, the Company exchanged its interest in Rockwood for a 19% interest in Twin Eagles LLC. No gain or loss was recorded on this transaction. Twin Eagles LLC is engaged in the business of health and beauty products.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE H - INVESTMENT AND ADVANCES TO AFFILIATE - CONTINUED

The Company's investment and advances include an advance made to Cypress, the management company of Rockwood, in the amount of $500,000 to assist in capital funding of Rockwood. This loan was collateralized by the 48% interest in Rockwood not owned by the Company. The loan bears interest at 8% and matures on January 15, 2006. While interest payments were due monthly, no payments have been received to date and the Company has not recorded any interest income on the advance. Equal principal and interest payments are due annually beginning January 15, 2002.

The Company's investment and advances totaled $2,156,377 at September 30, 2000. During the fiscal years ended September 30, 2000 and 1999, the Company has recorded an impairment loss of $450,377 and $1,506,000, respectively. The investment and advances have been written down to $0 at September 20, 2000. The Company has recorded these losses because no distribution or interest payments were received in the fiscal 2000 or 1999.


-------------------------------------------------------------------------------

NOTE I - NOTES PAYABLE

Notes payable consist of the following:

Unsecured note payable to an individual, with 12% interest,
 due on September 15, 2000.                                          $ 41,600

Unsecured note payable to an officer of the Company, with
 12% interest, due on September 15, 2000.                             211,808
                                                                     --------

                                                                     $253,408
                                                                     ========

In October 2000, both of these notes were paid in full, including interest.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------
NOTE J - INCOME TAXES

The benefit for income taxes is different than amounts which would be provided by applying the statutory Federal income tax rate to loss before benefit for income taxes for the following reasons:

                                                             Years ended
                                                            September 30,
                                                     -------------------------

                                                         2000           1999
                                                     ------------    ---------

Federal income tax benefit at statutory rate         $  1,885,000    $ 639,000
Change in valuation allowance                          (1,885,000)    (639,000)
                                                     ------------    ---------

                                                     $         -     $     -
                                                     ============    =========

Deferred tax assets (liabilities) are comprised of the following:

Net operating loss carryforwards                     $ 12,815,000
Write-down of assets                                      709,000
Allowance for bad debts                                    68,000
Inventory reserve                                          11,000
Other accounts                                             18,000
Valuation allowance                                   (13,621,000)
                                                     ------------

                                                     $          -
                                                     ============

The Company's valuation allowance was also reduced for the expiration of both the investment tax credit carryforward and a portion of the net operating loss carryforward.

As of September 30, 2000, the Company had net operating loss carryforwards ("NOLs") for Federal income tax reporting purposes of approximately $35,600,000. These NOLs will expire over time between the fiscal years ended 2001 through 2020. There can be no assurance that all of these NOLs will be available to offset future taxable income, if any. A NOL generated in a particular year will expire for Federal income tax purposes if not utilized within 15 to 20 years, dependent on when the NOLs were generated. Additionally, the Internal Revenue Code contains other provisions, which could reduce or limit the availability and utilization of these NOLs. For example, limitations are imposed on the utilization of NOLs if certain ownership changes have taken place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company has established a valuation allowance for all of its deferred income tax assets.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE J - INCOME TAXES - CONTINUED

The Company has determined that as of December 10, 1991, ownership changes (as that term is defined in Section 382 of the Internal Revenue Code) may have occurred. The impact of this ownership change is to limit the use of the Company's NOL carryforwards incurred up to December 10, 1991.

Additional limitations on the NOL's were created by the change in ownership, subsequent to year-end, see note T.

-------------------------------------------------------------------------------

NOTE K - GAIN ON SALE OF PRODUCT LINE

During the fiscal year ended 1999, the Company had exclusive worldwide distribution rights to a time-release glucose bar. Under the agreement the Company would pay a 12% royalty on net sales of the patented product, which was marketed under the trade name NiteBite. In January 2000, the Company entered into an agreement which cancelled the above mentioned distribution agreement and allowed the Company to buy the intellectual property and license agreement related to the NiteBite line. The Company purchased these assets for $650,000 cash and 40,000 unregistered shares of Biomune's common stock. The shares were valued at their fair market value on the date of Board approval, or $2.50 each. The Company then simultaneously sold these assets for $1,482,000. A retention reserve of 10% was established and the balance of $1,333,800 was received in cash. The Company recorded a gain of $301,775, net of closing costs during the year ended September 30, 2000.

-------------------------------------------------------------------------------

NOTE L - COMMITMENTS AND CONTINGENCIES

HARROGATE

On April 1, 2000, the Company terminated its marketing agreement with Harrogate Marketing and entered into a settlement agreement. This agreement required the Company to pay $400,000 in cash for full satisfaction of all payments and commissions under the marketing agreement. In addition, Harrogate incurred additional liabilities in connection with the distribution of Biomune's products under the agreement. The parties agreed that Biomune would pay up to $200,000 of these costs, however, none of these expenses have been paid as of September 30, 2000. If additional liabilities exist, Harrogate would receive up to $300,000 of proceeds on any sale of the right to the Mountain Lift bar which exceeded $1,000,000. The parties have agreed that Biomune is responsible for approximately $120,000 of payables which are included in trade payables as of September 30, 2000.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE L - COMMITMENTS AND CONTINGENCIES - CONTINUED

TECHNOLOGY

The Company has the exclusive right and license to utilize a patented natural protein technology for pharmaceutical and nutraceutical products, solely for human applications, in the United States and Canada, and their possessions and territories. This license expires in March 2006.

The license may be terminated if the Company fails to observe or perform any of the covenants, terms, conditions or provisions of the agreement or if it breaches any representation or warranty and fails to cure the breach within 30 days after receipt of written notice.

LITIGATION

The Company and certain of its officers and directors are currently involved in litigation with a shareholder. On October 12, 1995, a Proposed Class Action Complaint for violation of Federal securities laws was filed in U.S. District Court. The complaint alleges various violations of the Securities and Exchange At of 1934. On April 2, 1997, the trial court dismissed with prejudice all claims of the plaintiff and assessed costs of the litigation against the plaintiff. In May 1997, the plaintiff appealed the decision. On September 2, 1998, the Court of Appeals reversed the decision of the trial court and remanded the case for a determination by the trial court whether the complaint had been timely filed. On March 3, 2000, the Company filed a motion for summary judgment. On September 28, 2000, the trial court granted defendants motion for summary judgment and plaintiff appealed. By order of the court of appeals filed on December 4, 2000, the appeals court grant plaintiffs motion to voluntarily dismiss the action. The judgment is final and the litigation is closed.

-------------------------------------------------------------------------------
NOTE M - COMMON AND PREFERRED STOCK

The following is a listing of Biomune's authorized common and preferred stock as of September 30, 2000.

Biomune has authorized 500,000,000 shares of common stock with a par value of $0.0001.

Biomune has authorized 50,000,000 shares of preferred stock with a par value of $0.0001. The Company has not adjusted the number of preferred shares, however, their conversion rights are modified in proportion to each reverse stock split. The preferred shares have been designated as follows, however the entire amount authorized has not been allocated to specific series:

- Series A 10% cumulative, 1,075,000 shares authorized, these shares convert on a one for one basis for common stock, subject to adjustment for stock splits, stock dividends, and the like.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE M - COMMON AND PREFERRED STOCK - CONTINUED

- Series B 10% cumulative, 1,000,000 non-voting shares authorized, these shares convert on a one for one basis for common stock, subject to adjustment for stock splits, stock dividends, and the like.

- Series E 8% cumulative, 7,000,000 non-voting shares authorized, these shares convert to common stock by dividing the stated value of Series E by the lessor of $1.10 or per share fair value of Company's common stock.

- Series F 8% cumulative, 7,000,000 non-voting shares authorized, these shares convert to common stock by dividing the stated value of Series F by the lessor of $1.10 or per share fair value of Company's common stock.

- Series J 10% cumulative, 2,000 non-voting shares authorized, these shares are convertible by dividing the stated value of Series J by the market price of the common stock on such date.

No shares of Series E, F or J preferred stock were outstanding as of September 30, 2000.

-------------------------------------------------------------------------------

NOTE N - STOCK OPTIONS AND WARRANTS

Biomune has established certain Stock Incentive Plans (collectively, "the Plans"), which allowed for the granting of incentive stock options, nonqualified stock options, stock appreciation rights and the award of common stock to certain individuals, including employees, officers, directors, consultants, and others as designated by the Board of Directors. Under the terms of the Plans, the exercise prices for incentive stock options shall not be less than the fair market value at the date of grant. The exercise price for nonqualified stock options shall not be less than the lesser of:

     1) the book value per share of common stock as of the end of the fiscal year of Biomune immediately preceding the date of grant, or

     2) 50 percent of the fair market value per share of common stock on the date of grant.

Options are exercisable within periods determined by the Board of Directors but may not exceed ten years from the date of grant.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE N - STOCK OPTIONS AND WARRANTS - CONTINUED

A summary of the stock option and warrant activity is as follows:

                                              Number of      Weighted average
                                               shares         exercise price
                                            ------------    ------------------

Outstanding at October 1, 1998                  84,074          $1,146.00
   Granted                                     130,000               5.00
   Exercised                                   (60,000)             10.00
   Canceled                                     (4,905)          1,284.05
                                             ---------          ---------

Outstanding at September 30, 1999              149,169              33.80
   Granted                                           -               -
   Exercised                                   (94,000)              3.70
   Canceled                                     (5,400)            569.55
                                             ---------          ---------

Exercisable at September 30, 2000               49,769          $   28.25
                                              ========          =========

When accounting for the issuance of stock options and warrants, financial accounting standards allow entities the choice between adopting a fair value method or an intrinsic value method with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Had the Company's options and warrants been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below:
                                                            Years ended
                                                            September 30,
                                                     --------------------------

                                                         2000          1999
                                                     ------------  ------------

Net loss applicable to common shares - as reported   $(5,545,476)  $(2,076,093)
Net loss applicable to common shares - pro forma      (5,545,476)   (2,350,487)
Basic loss per common share - as reported                  (4.17)        (5.75)
Basic loss per common share - pro forma                    (4.17)        (6.51)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                         September 30,
                                                    ----------------------

                                                      2000          1999
                                                    --------      --------

Expected dividend yield                             $     -      $     -
Expected stock price volatility                          80%          80%
Risk-free interest rate                                5.25%        5.25%
Expected life of options                             2 years      2 years

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE N - STOCK OPTIONS AND WARRANTS - CONTINUED

The weighted average fair value of options granted during 2000 and 1999 are $0 and $4.80, respectively. During the year ended September 30, 2000, the Board of Directors elected to change the exercised price of the options to purchase 84,000 shares issued during 1999, from $5.00 per share to $2.50 per share. These options are treated as variable options under Accounting Principles Board Opinion No. 25 and related interpretations, and the Company recorded compensation expense of $520,500 for the year ended September 30, 2000.

The following table summarizes information about stock options and warrants outstanding at September 30, 2000:


                       Outstanding                                Exercisable
-----------------------------------------------------  -----------------------------------
                                         Weighted
                                          Average
                                         Remaining      Weighted                 Weighted
         Range of          Number       Contractual     Average      Number      Average
         Exercise       Outstanding        Life         Exercise   Exercisable   Exercise
          Prices            at            (Years)        Price         at         Price
  --------------------  -----------    --------------  ---------   -----------  ----------
   $     5.00 to 87.50    48,000           3.33        $   16.70      48,000   $   16.70
      185.00 to 344.00     1,509           1.72           196.25       1,509      196.25
    835.00 to 1,190.00       260           0.56         1,185.40         260    1,185.40
   -------------------    ------           ----        ---------      ------   ---------
   $  5.00 to 1,190.00    49,769           3.27        $   28.25      49,769   $   28.25
   ===================    ======           ====        =========      ======   =========


-------------------------------------------------------------------------------

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2000, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE P - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2000:

- The Company had a note payable to the president of the Company with interest at 12% due on September 15, 2000 in the amount of $211,808. This note was paid in full in October 2000.

During the year ended September 30, 1999:

- The Company owned equity securities in two companies with some common ownership. The carrying value of those equity securities was $1,977,026 at September 30, 1999.

- The Company had advances to and investments in an affiliate in the amount of $450,377.

- The Company sold a note receivable of $402,051, including interest, to a shareholder in exchange for equity securities.

- The Company sold equity securities of $675,000 to a shareholder in exchange for $341,000 and transferred $570,553 of debt to a shareholder.

- The Company sold equity securities for $73,125 to a trust in which a relative of an officer is the trustee.

- The Company exchanged $828,200 of its common shares for equity securities from a shareholder.

- The Company advanced to an entity controlled by a shareholder $1,893,233. The entity repaid $1,586,593 in the form of marketable securities.

In addition, the Company had the following transactions:

The Company had various notes receivable due from related parties (see Note F). Interest income recorded under the notes was approximately, $27,000 and $92,000 during the years ended September 30, 2000 and 1999, respectively.

The Company had a management agreement with an entity owned by a shareholder and former officer of the Company. The agreement provided that the entity provide management and marketing services to the Company in exchange for a fee equal to 45% through March 1999, 10% for April 1999 through December 31, 1999, and 45% after December 31, 1999 of the gross revenues of the Company's nutrition and medical food products. On April 1, 2000, the Company terminated its agreement and entered into a settlement agreement which required the Company to make a cash payment of $400,000. Total payments under these agreements were approximately $1,095,000 and $396,000 for the years ended September 30, 2000 and 1999, respectively.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE Q - OPERATING LEASES

The Company leases its facilities related to continuing operations under noncancellable operating leases, which expire through May 2002. Lease expense for years ended September 30, 2000 and 1999, was approximately $51,000 and $100,000, respectively. Future minimum lease commitments are as follows:

Fiscal year                           Amount
-----------                           ------

2001                                 $36,000
2002                                  14,000
--------------------------------------------
                                     $50,000
                                     =======

-------------------------------------------------------------------------------

NOTE R - STOCK SUBSCRIPTION RECEIVABLE

On August 7, 2000, Biomune entered into an agreement with Donlar Corporation to sell 427,311 shares of common stock, approximately 19.9%, in exchange for a $1,115,025 10% note receivable due December 31, 2000. A partial settlement of the note receivable was made for $563,500, for 1,127,000 shares of Biomune's common stock. The Company has recorded a subscription receivable for $500,000 at September 30, 2000, and the remaining $63,500 was paid during September 2000. See subsequent event footnote for subsequent equity transactions with Donlar Corporation.


-------------------------------------------------------------------------------

NOTE S - SIGNIFICANT SOURCE OF REVENUES

The Company had revenue from one customer in 1999 of approximately $164,000.

-------------------------------------------------------------------------------

NOTE T- SUBSEQUENT EVENTS

On November 3, 2000, Biomune and Donlar amended their August 7, 2000 purchase agreement. The restructured transaction will take place in three phases. Biomune announced a 1 for 5 reverse split of its common stock. Biomune received $563,500 ($63,500 prior to fiscal year end) in cash as partial payment to the $1.1 million note and issued 1,127,000 shares of its common stock to Donlar.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

NOTE T - SUBSEQUENT EVENTS - CONTINUED

Secondly, Donlar transferred the exclusive right to distribute and the exclusive right to all future sales from Donlar's crop nutrition management and oil field products to Biomune. Biomune also received certain research and development activity and $1,850,000 in cash, in exchange for issuing 40,152,520 additional shares of common stock, so that Donlar now owns approximately 96% of Biomune's common stock. In addition, Donlar cancelled the remaining portion of the $1.1 million note payable to Biomune. Donlar now owns 41,279,520 shares of Biomune's common stock.

Donlar plans to transfer to Biomune the balance of its assets, except for Donlar's existing patent rights and all intellectual property relating to Donlar's genetic research activities.

On November 3, 2000, the current Board of Directors of Biomune resigned after the following members were appointed to the new Board: Thomas C. Dorr, Dean R. Kleckner, Robert W. Cooper Sr., Robert G. Martin and Larry P. Koskan.

The Company had net operating loss carryforwards of approximately $35.6 million at September 30, 2000 for income tax purposes. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the annual use of the Company's net operating loss carryforwards are subjected to limitation when a cumulative change in ownership (as defined by the Internal Revenue Code) of more than 50% occurs within a three year period. In October 2000, 96% of the ownership of the Company was acquired by Donlar Corporation, thereby, subjecting the Company to a limitation on the annual usability of the loss carryforwards. This limitation applies only to the carryover losses that the Company incurred prior to the change in ownership.

In December 2000, the Board of Directors elected to create a new stock option plan. The plan reserves 2,000,000 shares of Biomune common stock.

The Company has elected to change its fiscal year end from September 30th to December 31st.