Form 10KSB40
period 2000-12-31
BIOMUNE SYSTEMS INC
filed 2001-04-13
CIK 714634

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X]  Annual Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the fiscal year ended
     December 31, 2000

[ ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from           to          .
                                                         ----------  ----------

Commission File No. 0-11472

                              BIOMUNE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                                  87-0380088
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

The aggregate market value of common stock held by non-affiliates of the registrant was $2,098,375 based on the average of the closing bid and ask prices of $1.22 per share on March 31, 2001. The number of shares outstanding of the registrant's common stock as of March 31, 2001 was 42,999,500.

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

                              BIOMUNE SYSTEMS, INC.

                         2000 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


                                     Part 1.
Item 1.  Description of Business................................................................................-1-
Item 2.  Description of Properties ............................................................................-13-
Item 3.  Legal Proceedings.....................................................................................-13-
Item 4.  Submission of Matters to a Vote of Security Holders...................................................-14-

                                                      Part II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................................-14-
Item 6.  Management's Discussion and Analysis or Plan of Operation.............................................-16-
Item 7.  Financial Statements and Supplementary Data...........................................................-17-
Item 8.  Changes or Disagreements with Accountants.............................................................-18-

                                                     Part III
Item 9.   Directors and Executive Officers.....................................................................-18-
Item 10.  Executive Compensation...............................................................................-21-
Item 11.  Security Ownership of Certain Beneficial Owners and Management.......................................-23-
Item 12.  Certain Relationships and Related Transactions.......................................................-24-
Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................-25-


                           FORWARD LOOKING STATEMENTS

--------------------------------------------------------------------------------
This report and the documents incorporated by reference in this report contain forward-looking statements. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially from those expressed or forecasted in any forward-looking statements as a result of a variety of factors, including those set forth in "Description of Business - Certain Business Considerations and Risk Factors" above and elsewhere in, or incorporated by reference into, this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
--------------------------------------------------------------------------------

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

         On January 19, 2001, pursuant to its organizational plan adopted in 2000, Donlar transferred to Biomune the balance of its assets, except for Donlar's existing patent rights and all intellectual property relating to Donlar's genetic (recombinant DNA) research activities, as a capital contribution. In addition, Donlar's employees became employees of Biomune, whose name shall be changed at the 2001 annual meeting of shareholders to Donlar Biosyntrex Corporation. Donlar intends to grant Biomune an exclusive license to Donlar's existing patents on commercially reasonable terms.

         As a result of the foregoing transactions, all of Donlar's operational activities, except for its genetic research activities, are conducted by Biomune. Biomune's administrative, marketing, sales and distribution operations are conducted from Donlar's headquarters in Bedford Park, Illinois, and its manufacturing operations are conducted from Donlar's Peru, Illinois facility, which has been transferred to Biomune.

         The foregoing transactions have been accounted for as a reverse acquisition of Biomune by Donlar. Accordingly, the financial statements included in this report are based on Donlar's historical financial statements until November 3, 2000, the date of acquisition, and thereafter, include the activity of both Donlar and Biomune.

         Biomune's reorganized businesses are now conducted through three business segments:

         - BioPolymers, consisting of the performance chemicals business acquired from Donlar;

         - AgriSciences, consisting of the agricultural businesses acquired from Donlar; and

         - Optim Nutrition, consisting of Biomune's nutritional and nutraceuticals business.

         Biomune is also conducting research and development activities in the pharmaceuticals area.

         Historical Biomune and Donlar descriptions are contained below.

Historical Biomune Business

         Biomune was incorporated in Nevada in 1981. Biomune, with its wholly owned subsidiary, Optim Nutrition, Inc., a Utah corporation, is engaged in the distribution and sale of biologic nutraceutical supplements and sports and nutrition bars. Certain of the nutraceutical supplements incorporate patented natural protein technology derived from milk products (whey), exclusively licensed to Biomune. These products are designed to provide or increase protective immunities from and immune response to disease and to provide nutritional supplementation. Nutraceutical products are food supplements that are derived from a food base and marketed as a beneficial source of nutrients to promote good health. Biomune's fiscal year end was changed to December 31 starting with 2000. All references to fiscal years prior to 2000 represent a fiscal year end of September 30.

         Biomune's subsidiary Optim Nutrition was organized to market and sell nutraceutical products. Optim Nutrition's principal products are ProMune and Optimune, nutritional dietary supplements utilizing whey protein containing high levels of immunoglobulins and marketed primarily to people who are HIV positive or have AIDS or other immune-compromised individuals, and Maximune, a nutritional dietary supplement similar in composition to Optimune and marketed primarily to healthy people who desire weight maintenance or management assistance. ProMune is marketed to major nutraceutical distributors and wholesalers. Optimune and Maximune are marketed directly to the medical and consumer markets.

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

         As of December 31, 2000, Biomune had five full-time employees. On November 3, 2000, in connection with the transactions described above, Biomune's five current full-time employees left Biomune and four senior executives and one clerical employee of Donlar became employees of Biomune.

Historical Donlar Business

         Donlar Corporation was organized in 1990 to develop, manufacture and market an entirely new protein technology with the potential to replace a generation of older, non-biodegradable and potentially toxic chemicals. This new family of biopolymers, known as thermal polyaspartates ("TPA"), is non-hazardous, non-toxic, hypoallergenic, environmentally friendly and biodegradable. These proteins are used in a broad range of industrial, agricultural and consumer markets. Donlar has 121 global patents that protect its technology, products and marketplace. The U.S. Government recognized the environmental benefits of this technology in 1996 when it awarded Donlar the first Presidential Green Challenge Chemistry Award.

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

         - Donlar's products are also used in laundry and dishwasher detergents to prevent already removed soil and dirt particles from re-attaching to fabrics and surfaces.

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

         History of Operating Losses; Uncertainty of Future Profitability. Biomune has incurred significant net operating losses since formation. As of December 31, 2000, Biomune had an accumulated deficit of $75,765,098. The factors contributing to these significant operating losses include:

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

         Going Concern. The consolidated financial statements of Biomune have been prepared on the assumption that Biomune will continue as a going concern. Biomune's independent public accountants have issued their report dated March 2, 2001 that includes an explanatory paragraph stating that Biomune's recurring losses and accumulated deficit, among other things, raise substantial doubt about its ability to continue as a going concern. Biomune's historical product line is limited and it has been necessary to rely upon financing from the sale of its equity securities to sustain operations. Biomune has no experience in operating the Donlar businesses transferred to it and is completely dependent on the Donlar personnel to mange these businesses.

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

         The following business conditions and risk factors pertain to the Donlar operations that have been transferred to Biomune.

         Stages of Commercialization of Donlar's Products. Donlar was founded in 1990 and until 1996 was engaged principally in research and development activities, and from 1996 through 2000, market development activities. While Donlar has commenced marketing its TPA products in the crop nutrition area, it has not achieved full commercialization, and its product applications are in various stages of commercialization. As a result, Donlar's TPA products have been sold only in limited quantities and there can be no assurance that a significant market will develop for such products with respect to any of their potential applications. Donlar's crop nutrition and performance chemical products have been used commercially for only a short period of time. Current and potential customers in the agricultural, performance chemicals, and other fields in which Donlar's products have potential applications require predictable and consistent performance. Although certain products incorporating Donlar's TPA technology have passed product performance and reliability testing in both laboratory and commercial use, there can be no assurance that they will continue to do so consistently in the future, will meet future customer performance standards or will offer sufficient price or performance advantages required to achieve commercial success. Biomune's failure to develop, manufacture and commercialize TPA products on a timely and cost effective basis would have a material adverse effect on Biomune's business, results of operations and financial condition.

         Need for Acceptance by Agricultural Customers. Biomune's future success in agriculture depends largely on acceptance of Donlar's TPA technology by agricultural customers and the ability of Biomune to educate those customers about the proper methods and rates of application required to obtain the levels of increased yield that the TPA products are capable of generating. Traditionally, agricultural end users have been slow to adopt new technologies until their consistent effectiveness and economic value have been evidenced over several growing seasons. Successful introduction of Donlar's products will also depend to a large extent on recommendations of prior users. Although Donlar's research data has shown that its crop nutrition products result in increased yields, the level of such increase and, thus, the economic return from use of such products, depends on the method and rate of application and the type of crop and prevailing weather and soil conditions. There can be no assurance that Biomune will be able to demonstrate that the purchase of Donlar's crop nutrition products will be consistently cost effective for the intended users.

         Donlar's crop nutrition products have been the subject of agricultural industry media reports and articles. While a handful of these reports and articles have been skeptical or negative in tone, Donlar attributes this critical comment to natural skepticism associated with new products and technologies, competitive issues, and the limited number, and general public unavailability, of farm field trial results. In addition, while some reported university studies have suggested inconsistent performance results from Donlar's products, management believes that these results may have been affected by nonconformity with the recommended methods and rates of application and by such variables as weather and soil conditions. Further, the purpose of many of these studies was to establish recommended methods and rates of application, rather than to validate the product's effectiveness. Biomune's future success will depend, in large part, on its ability to replicate Donlar's field trial successes on an expanding scale in each crop growing season and to publicly disseminate the results of those trials, not only to agricultural industry media, but also directly to potential end users. There can be no assurance that Biomune will be successful in overcoming user resistance resulting from adverse publicity regarding Donlar's products.

         Dependence on Patents and Protection of Proprietary Information. Biomune's success will depend, in part, on its ability to obtain patent protection for the TPA processes, materials, and methods of use, to preserve their trade secrets, and to operate without infringing the patent or other proprietary rights of others. Donlar has been granted 46 United States patents. Each time that Donlar filed a patent application in the United States, it filed similar applications in foreign jurisdictions that Donlar believed were important to its future business and that afford reasonable protection to intellectual property rights. Donlar has been granted 75 foreign patents, including patents granted by the European Community, South Africa, Israel, Japan, Mexico, Russia and Egypt, and currently has numerous patent applications pending in such jurisdictions. No assurance can be given that the patent applications filed by Donlar, will result in issued patents or that the scope and breadth of any claims allowed in any patents issued to Donlar or Biomune will exclude competitors or provide competitive advantages to Biomune. In addition, there can be no assurance that any patents issued to Donlar or Biomune will be held valid if subsequently challenged, that others will not claim rights in the patents and other proprietary technology owned by Donlar or Biomune, or that others have not developed or will not develop similar products or technologies without violating any of Donlar's or Biomune's proprietary rights.

         Donlar's and Biomune's inability to obtain patent protection, preserve their trade secrets or operate without infringing the proprietary rights of others, as well as their loss of any rights to technology that they now have or acquire in the future, could have a material adverse effect on Biomune's business, results of operations and financial condition. Litigation, which could result in substantial cost to, and diversion of effort by, Donlar and Biomune, may be necessary to enforce patents issued to Donlar or Biomune, to defend Donlar or Biomune against infringement claims made by others, or to determine the ownership, scope or validity of the proprietary rights of Donlar, Biomune and others. An adverse outcome in any such litigation could subject Donlar and Biomune to significant liabilities to third parties, require them to seek licenses from third parties, and/or require them to cease using certain technology, any of which could have a material adverse effect on Biomune's business, results of operations and financial condition.

         Donlar or Biomune may also become involved in interference proceedings declared by the United States Patent and Trademark Office ("PTO") in connection with one or more of Donlar's or, in the future, Biomune's patents or patent applications to determine priority of invention. Any such proceeding could result in substantial cost to Donlar or Biomune, as well as a possible adverse decision as to priority of invention of the patent or patent application involved. In addition, Donlar or Biomune may become involved in reissue or reexamination proceedings in the PTO in connection with the scope or validity of their patents. Any such proceeding could have a material adverse effect on their business, results of operations and financial condition, and an adverse outcome in such proceeding could result in a reduction of the scope of the claims of any such patents or such patents being declared invalid. In addition, from time to time, to protect their competitive position, Donlar and Biomune, or either of them, may initiate reexamination proceedings in the PTO with respect to patents owned by others. Such proceedings could result in substantial cost to, and diversion of effort by, Donlar and Biomune, and an adverse decision in such proceedings could have a material adverse effect on Biomune's business, results of operations and financial condition.

         Donlar relied and, Biomune now relies on trade secrets and proprietary know- how in the conduct of the Donlar operations which have been transferred to Biomune. Donlar has used and, Biomune now uses employee and third-party confidentiality and non-disclosure agreements to protect such trade secrets and know-how. There can be no assurance that the obligation to maintain the confidentiality of such trade secrets or proprietary information will not wrongfully be breached by employees, consultants, advisors or others, that Donlar and Biomune will have adequate remedies for any breach, or that the trade secrets or proprietary know-how will not otherwise become known or be independently developed or discovered by third parties.

         Projected Future Demand for Raw Material Exceeds Current Worldwide Supply. The primary raw material in the TPA products, produced and sold by Biomune, is L-aspartic acid. Because L-aspartic acid accounts for approximately 67% of Biomune's finished goods costs, any material increase in the price of this raw material could have a material adverse effect on Biomune. There are only a limited number of suppliers of L-aspartic acid worldwide and substantially all of the commercially available L-aspartic acid is produced by non-domestic sources. Biomune currently purchases primarily from sources outside the United States. While Biomune believes that the world supply of L-aspartic acid is sufficient to meet its needs over the near term, Biomune also believes that, by the year 2005, it will require amounts of L-aspartic acid exceeding the current annual world merchant supply. It is thus important for Biomune's long-term growth that it secure a low cost and consistent supply of L-aspartic acid.

         Competition. While Biomune is not aware of any technology directly competitive with its TPA products in the agricultural field, there are numerous types of products that make claims as plant growth regulators and stimulants that affect a plant's genetic or immune system. In the performance chemicals field there is substantial competition, primarily from polyacrylates, but also from other manufacturers of polyaspartates such as Bayer and Rohm & Haas using production methods that may be outside the scope of Donlar's production patents and in target applications that may be outside the scope of Donlar's methods of use patents. The producers of polyacrylates, primarily BASF and Rohm & Haas, have substantially greater financial and technical resources, larger research and development staffs, and greater manufacturing and marketing capabilities than Biomune. There can be no assurance that Biomune's performance chemicals products will compete effectively against products produced by such competitors.

         Limited Manufacturing Capacity and Experience. Biomune's success will depend, in part, on its ability to manufacture its products in significant quantities, with consistent quality, at acceptable costs and on a timely basis. Donlar has limited, and Biomune has no experience in high-volume manufacturing. With respect to Donlar's Peru, Illinois manufacturing facility which is being transferred to Biomune, Biomune may incur significant continuous operation costs and unforeseen expenses in bringing that facility up to capacity. In addition, Biomune will need to add new manufacturing equipment to the Peru facility in the near future in order to manufacture sufficient quantities of its products. Biomune also anticipates constructing an L-aspartic acid manufacturing facility beginning in 2004, with expected completion in 2005. No assurance can be given that Biomune will be able to successfully make the transition to high volume polyaspartate production or construct and operate an L-aspartic facility on a timely or economical basis.

         Reliance on a Single Manufacturing Facility. The Peru, Illinois plant transferred to Biomune will be Biomune's sole manufacturing facility and the only facility capable of producing its products in quantities sufficient to meet its projected needs. While Biomune maintains business interruption insurance in the amount of $15 million, any material disruption in the Peru plant's operations, whether due to fire, natural disaster, or otherwise, and whether or not covered by that insurance, could have a material adverse effect on Biomune's business, results of operations and financial condition.

         Uncertainty of Regulatory Approvals. Biomune's crop nutrition products may not be distributed in the various states without regulatory approval by the applicable state agricultural agency. Obtaining such approval generally requires that Biomune demonstrate that the products are safe and efficacious over a defined time period. Donlar has already obtained such approvals for its crop nutrition products from the applicable agencies of 46 states. Because it has not yet been able to provide performance data spanning a sufficient number of years, Donlar has not received approvals from the agriculturally significant state of Mississippi, or from California for use on crops other than corn, sweet corn, turf, wheat and cotton. Though Biomune has no reason to believe that such approvals will not be granted, there can be no assurance that such approvals will be granted on a timely basis, if at all. In addition, Biomune's products are subject to approval by foreign regulatory authorities.

         Reliance on Single Technology. Although Donlar has obtained numerous patents covering manufacturing processes, composition and methods of use, all of Biomune's products are based on its TPA technology. The fields in which Biomune intends to sell its products are highly competitive and intensive research and development is always being undertaken by governmental entities, educational institutions and private enterprises with respect to products having practical effects such as those of certain of Biomune's products. There can be no assurance that competitive products will not be introduced by third parties or that competing materials based on different or new technologies may not become commercially available. There can be no assurance that Biomune's competitors will not succeed in developing or marketing materials, technologies or products that exhibit superior performance or are more commercially desirable or more cost effective than those developed and marketed by Biomune. Any of the foregoing could have a material adverse effect on Biomune's business, results of operations and financial condition.

         Risks Associated with Rapid Growth. Donlar's rate of growth has placed and Biomune's proposed growth will place significant demands on Biomune's management, as well as its administrative, operational and financial resources. Biomune's ability to manage its future growth will require Biomune to implement new, and improve existing, operational, financial and management information systems. Biomune's success will depend, in large part, upon its ability to attract and retain highly qualified research and development, management, manufacturing and marketing and sales personnel and to continue to motivate and manage its work force, particularly its sales force. If Biomune is unable to effectively manage any of these factors, Biomune's business, its financial condition and results of operations could be materially and adversely affected. No assurance can be given that Biomune will experience growth or that it will be successful in managing its growth, if any.

         Limited Marketing Experience. While Donlar's sales force, transferred to Biomune as part of the business restructuring, has experience in marketing products to agricultural and performance chemicals end users, Donlar has limited and Biomune has no experience in marketing and selling the TPA products. To market its products effectively, Biomune will be required to develop an expanded marketing and sales force that can effectively demonstrate the advantages of, and recommended methods and rates of application for, the TPA product applications. The crop nutrition products will also rely heavily on the availability of recommendations of prior users. Biomune currently maintains arrangements with third parties for distribution of certain of its TPA products in the performance chemicals field and Biomune expects to enter into additional arrangements with third parties for the commercialization and marketing of its products. Biomune's future success will depend in part on the continued relationships with distributors, its ability to enter into other similar arrangements, the continuing interest of the existing distributors in current and potential product applications and, eventually, the distributors' success in marketing and willingness to purchase Biomune's products. There can be no assurance that Biomune will be successful in its marketing efforts, that it will be able to establish adequate sales and distribution capabilities, that it will be able to enter into or maintain marketing or distribution arrangements with third parties on financially acceptable terms, or that any third parties with whom it enters into such arrangements will be successful in marketing its products.

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

         Customer Concentration. Donlar, and now Biomune, have only recently begun commercial sales of its products. Biomune sells its crop nutrition products primarily to agricultural distributors and its performance chemicals products to chemical service companies. While Biomune expects to significantly increase its sales in these product lines and to focus its sales efforts on a more specifically targeted group of agriculture and chemical distributors, sales may continue to be concentrated among a relatively small group of customers, though not necessarily those that currently represented the largest portions of Donlar's sales in the past. Thus, the loss of any single customer could have a material adverse effect on Biomune, its results of operations and its financial condition.

         Markets for Crop Nutrition Products are Seasonal and Volatile. Demand for Biomune's crop nutrition products can be expected to be significantly affected by agricultural conditions, which can be unpredictable and volatile as a result of a number of factors. The most important factors are weather conditions and patterns, current and projected grain stocks and prices, and governmental agricultural policies, including those that directly or indirectly influence the number of acres planted, the level of grain stocks, the mix of crops planted, and crop prices. Because of its dependence on agricultural markets, the crop nutrition business is seasonal and Biomune's operating results may vary significantly from quarter to quarter.

         Environmental and Other Regulatory Matters. Like other manufacturers, Biomune is subject to a broad range of Federal, state, local and foreign laws and requirements, including those governing discharges in the air and water, the handling and disposal of solid and hazardous substances and wastes, the remediation of contamination associated with the release of hazardous substances, work place safety and equal employment opportunities. Donlar has made, and Biomune will continue to make, expenditures to comply with such laws and requirements. Biomune believes, based on information currently available to management, that it is in compliance with applicable environmental and other legal requirements and that it will not require material capital expenditures to maintain compliance with such requirements in the foreseeable future.

         Governmental authorities have the power to enforce compliance with such laws and regulations, and violators may be subject to penalties, injunctions or both. Third parties may also have the right to enforce compliance with such laws and regulations. As Biomune develops new formulations for TPA products and combine the TPA with other products, such as herbicides and insecticides, those products may become subject to additional review and approval requirements governing the sale and use of products such as those produced by Biomune. Biomune's manufacturing processes do not currently result in the generation of hazardous wastes. However, there can be no assurance that this will always be the case, and there can be no assurance that material costs or liabilities will not be incurred by Biomune in the future as a result of the manufacturing operations. It is also possible that other developments, such as additional or increasingly strict requirements of laws and regulations of these types, or enforcement policies thereunder, could significantly increase Biomune's costs of operations.

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

Item 2.  Description of Properties

         Biomune and Optim Nutrition have moved all of their marketing, sales, distribution and administrative operations to Donlar's headquarters in Bedford Park, Illinois and Biomune conducts its manufacturing operations in Donlar's Peru, Illinois plant which is being transferred to Biomune.

         Donlar's headquarters consist of approximately 9,000 square feet of office and laboratory space. This property is leased by Donlar from the Illinois Institute of Technology. Biomune is currently negotiating a new lease for this facility.

         To meet its initial projected production requirements for TPA, Donlar constructed a TPA manufacturing facility in Peru, Illinois on a 40-acre parcel purchased by Donlar in 1996. This 50,000 square foot facility currently contains two chemical reactors, the larger of which is designed to produce 30 million pounds of TPA products annually. The facility is large enough to accommodate five such reactors and Biomune anticipates adding the other four reactors serially over the next several years as demand for its products increases. This expansion process is essentially modular and is not expected to involve substantial engineering or technical expenses or delays. The Peru facility is strategically located near barge, rail and road transportation facilities. As part of the business reorganization described in Item 1. - "Description of Business," this facility will be transferred to Biomune.

Item 3.  Legal Proceedings

         In 1995, a Proposed Class Action Complaint for Violations of the Federal Securities Laws was filed in the United States District Court for the District of Utah, Central Division, by

Roman Sterlin (Civil No. 2:95CV-0944G). The Complaint, as subsequently amended, named as defendants, Biomune, David G. Derrick (Biomune's former Chief Executive Officer and Chairman of the Board), Aaron Gold (a former director), Charles J. Quantz (a former director), Jack D. Solomon (a founder of Biomune and a former member of its Business Advisory Board), Genesis Investment Corporation (a stockholder) and The Institute for Social & Scientific Development, Inc. (a stockholder). The plaintiff alleged violations by the defendants of Sections 10(b), 20(a) and 20(A)(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under such Act and general misappropriation of material non-public information. Biomune and other defendants prevailed in a motion to dismiss the lawsuit based, among other grounds, on the expiration of applicable statutes of limitation. The plaintiff appealed the decision of the District Court to the United States Court of Appeals for the Tenth Circuit (No. 95-CV-944) in Denver, Colorado. On September 2, 1998, the Court of Appeals reversed in part the decision of the trial court and remanded the case for a determination by the trial court of whether the complaint had been timely filed in light of the decision of the appellate court. The trial court permitted the parties to conduct additional discovery before a hearing on the issue. On March 3, 2000, the defendants filed a joint motion to dismiss or alternatively for summary judgment. A hearing on these motions was held on May 23, 2000. On September 27, 2000, the trial court granted defendant's motion for summary judgment. On November 14, 2000, the trial court entered a judgment against the plaintiff dismissing the action in its entirety because the applicable one year statute of limitations barred the plaintiff's claims. Plaintiff appealed and by order of the Court of Appeals filed on December 4, 2000, the court granted plaintiff's motion to voluntarily dismiss the action. As a result, this litigation is now ended.

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

 Quarter Ended            High(1)        Low(1)

December 31, 2000        $  1.04       $   0.79
September 30, 2000       $  2.35       $   2.04
June 30, 2000            $  4.07       $   3.29
March 31, 2000           $  8.60       $   7.50

December 31, 1999        $  7.04       $   5.63
September 30, 1999       $  5.00       $   4.85
June 30, 1999            $ 10.00       $   5.16
March 31, 1999           $ 11.57       $  11.10

-----------------------

(1) The source of these high and low prices through November 26, 2000 was Nasdaq, and subsequent to November 26, 2000 was the NASD over-the-counter bulletin board. The Nasdaq quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, may not represent actual transactions, and have been rounded up to the next highest two decimal places. Subsequent to November 26, 2000, the high represents the best (highest) price a prospective buyer is prepared to pay that day and the low represents the best (lowest) price at which someone who owns the security offers to sell it.

         The market price of the common stock is subject to significant fluctuations in response to variations in Biomune's quarterly operating results, general trends in the market for Biomune's products and product candidates, and other factors, over many of which Biomune has little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for Biomune's common stock, regardless of Biomune's actual or projected performance. On March 31, 2001, the average of the closing bid and ask prices of the common stock on the NASD over-the-counter bulletin board was $1.22 per share.

         On March 31, 2001, there were approximately 1,269 holders of record of Biomune's common stock.

         Biomune has never declared or paid cash dividends on its common stock and does not anticipate paying any cash dividend on its common stock in the foreseeable future.

         As of March 31, 2001, Biomune had the following series of preferred stock outstanding:

         Series A 10% Cumulative Convertible Preferred Stock - 39,124 shares outstanding, convertible into 232 shares of common stock; and

         Series B 10% Cumulative Convertible Preferred Stock - 449 shares outstanding, convertible into 3 shares of common stock.

Recent Sales of Unregistered Equity Securities

         None during the period covered by this report.

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

         As described in Part I, Item 1. "Description of Business" of this report, as a result of the transaction that were completed in 2000 and in early 2001, all of the operational activities of Donlar, except for Donlar's genetic research activities, are conducted by Biomune. Biomune's marketing, sales, distribution and administrative operations are conducted from Donlar's headquarters in Bedford Park, Illinois, and its manufacturing operations are conducted from Donlar's Peru, Illinois facility, which has been transferred to Biomune.

         Biomune's reorganized businesses are conducted through three business segments:

         - BioPolymers, consisting of the performance chemicals business acquired from Donlar;

         - AgriSciences, consisting of the agricultural business acquired from Donlar; and

         - Optim Nutrition, consisting of Biomune's nutritional and nutraceuticals business.

         Biomune is also conducting research and development activities in the pharmaceuticals area.

Results of Operations

         During the year ended December 31, 2000, Biomune had revenues of $1,381,994, compared to $793,723 for the year ended December 31, 1999. The increase in revenues was due to growth in the BioPolymers segment from new customers and new products.

         Cost of revenues was $2,097,189 in 2000, compared to cost of revenues of $3,634,861 in 1999. This decrease was due to a large inventory write down in 1999 to reduce the inventory to lower of cost or market value.

         Operating expenses were $4,811,693 for 2000, compared to $4,896,524 in 1999. This slight decrease was due cost reduction initiatives implemented by the Company, partially offset by costs associated with the Donlar transaction.

         Interest expense increased from $4,443,756 in 1999 to $7,236,982 in 2000. This increase was due to increases in borrowings and in the amortization of debt discount.

         During 2000, Biomune had a net loss of $13,713,973, compared to a net loss of $12,149,702 during 1999. This increase in the net loss was attributable primarily to the foregoing items.

Liquidity and Capital Resources

         Historically, Biomune has been unable to finance its operations from cash flows from operating activities. Biomune expects it will require substantial funds to continue operations. As of December 31, 2000, Biomune had cash of $876,435 and no plan for its continued financing. As part of the transactions described in Part I, Item 1. "Description of Business," Donlar transferred $2,413,500 million in cash and certain business rights to Biomune. Biomune intends to continue in existence by operating the Donlar businesses transferred to it as well as Biomune's historical business.

         The audited consolidated financial statements of Biomune have been prepared on the assumption that it will continue as a going concern. Biomune's independent public accountants have issued their report dated March 2, 2001, that includes an explanatory paragraph stating that Biomune's recurring losses, among other things, raise substantial doubt about Biomune's ability to continue as a going concern.

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

Item 7.  Financial Statements and Supplementary Data

         Index to Consolidated Financial Statements:

           Report of Independent Certified Public Accountants..............  F-1

           Consolidated Balance Sheet as of December 31, 2000..............  F-2

           Consolidated Statement of Operations for the Years Ended
             December 31, 2000 and 1999 ...................................  F-3

           Consolidated Statement of Shareholders' Equity for the Years
             Ended December 31, 2000 and 1999..............................  F-4

           Consolidated Cash Flows for the Years Ended
             December 31, 2000 and 1999 ...................................  F-5

           Notes to Consolidated Financial Statements......................  F-7

Item 8.  Changes or Disagreements with Accountants

         None. Reference is made to Item 4. of the Current Report on Form 8-K filed by Biomune on December 4, 2000.

                                    Part III

Item 9.  Directors and Executive Officers

         The following table lists the executive officers and directors of Biomune as of January 4, 2001.


--------------------------------------------------------------------------------
NAME                            AGE       POSITION
--------------------------------------------------------------------------------
Larry P. Koskan                 58        Chief Executive Officer, President and
                                          Chairman of the Board
--------------------------------------------------------------------------------

Joel H. Lurquin                 35        Controller and Treasurer
--------------------------------------------------------------------------------
Robert P. Pietrangelo           60        Vice President
--------------------------------------------------------------------------------
Joseph F. Prochaska             55        Vice President
--------------------------------------------------------------------------------
Robert W. Cooper (1)(2)         72        Director
--------------------------------------------------------------------------------
Dr. Robert G. Martin (2)        59        Director
--------------------------------------------------------------------------------
Thomas C. Dorr (1)(3)           55        Director
--------------------------------------------------------------------------------
Dean R. Kleckner (1)(2)         69        Director
--------------------------------------------------------------------------------

(1)      Member of Audit Committee
(2)      Member of Compensation Committee

(3) Mr. Dorr resigned as a director of the Company on February 21, 2001 following his nomination to a position with the United States Department of Agriculture.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the 1934 Act requires Biomune's directors and executive officers, and persons who own more than 10% of a registered class of Biomune's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Biomune's common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC Regulations to furnish Biomune with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such reports Biomune furnished to Biomune and written representations that no other reports were required, Biomune believes that there was compliance for the fiscal year ended December 31, 1999 with all Section 16(a) filing requirements applicable to Biomune's officers, directors and greater than 10% beneficial owners.

Item 10. Executive Compensation

         The following table sets forth the annual and long-term compensation in fiscal years 2000, 1999 and 1998 for Biomune's Chief Executive officer. No other executive officer of Biomune received salary or bonus compensation exceeding $100,000 in 2000.

                           Summary Compensation Table

                                 Annual Compensation                                    Long Term Compensation
                                                                                        Awards                     Payouts
         (a)                   (b)       (c)      (d)         (e)          (f)          (g)            (h)         (i)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Securities
                                                                         Restricted    Underlying
                                                          Annual         Stock         Options/      LTIP          All Other
Name and Principal position    Year     Salary    Bonus   Compensation   Awards        SARs (#)(3)   Payouts ($)   Compensation ($)
---------------------------  --------  --------  -------  -------------  -----------   -----------  ------------   ----------------
Larry P. Koskan              2000 (1)  $ 30,833    -0-        -0-           -0-             -0-        -0-                -0-
Michael G. Acton (4)         2000 (2)  $100,000    -0-        -0-           -0-             -0-        -0-            $20,000 (5)
                             1999 (2)  $100,000    -0-        -0-           -0-          48,000        -0-                -0-
                             1998 (2)  $100,000    -0-        -0-           -0-             -0-        -0-                -0-


(1)      Mr. Koskan replaced Mr. Acton on November 3, 2000 as Chief Executive
         Officer.

(2)      Ended September 30th of each of the fiscal years indicated.

(3) Adjusted to reflect all stock splits prior to the issuance of this report.

(4) Mr. Acton was the chief accounting officer and, later, the chief financial officer of Biomune until June 1998. Amounts shown for Mr. Acton for periods prior to July 1998 were paid to Mr. Acton in his position as Chief Financial officer of Biomune.

(5) Represents fair market value of 8,000 shares of common stock of Biomune granted to Mr. Acton on December 22, 1999.

Stock Plans

         As of December 31, 2000, 49,769 shares of Biomune's common stock were subject to options and issuable upon exercise of options granted under the 1992 Stock Incentive Plan, the 1993 Stock Incentive Plan, the 1995 Stock Incentive Plan and the 1996 Stock Incentive Plan. No further options will be issued under these plans. The 1992 and the 1993 Stock Incentive Plans have been terminated and the 1995 and 1996 Stock Incentive Plans will be terminated. All new grants will be under a new stock option plan which Biomune intends to implement in the future.

                        Option Grants in Fiscal Year 2000

         The following table sets forth information concerning the grant of stock options and stock appreciation rights (SARS) made under Biomune's plans during the fiscal year ended December 31, 2000 to the Chief Executive Officer:

         None.

Aggregated Option Exercises and Fiscal Year-end Option Value

         The following table sets forth information with respect to the exercise of stock options by Biomune's Chief Executive Officer and President during the fiscal year ended December 31, 2000, as well as the aggregate number and value of unexercised options held by such officer on December 31, 2000.


                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-end Option Value


                                                                   Number of securities
                                                                   Underlying                  Value of Unexercised
                                                                   Unexercised options         In-the-Money Options
                                                                   At December 31, 2000        at December 31, 2000
                       Shares Acquired                             (#) Exercisable/            ($) Exercisable/
Name                   On Exercises (#)     Value Realized ($)     Unexercisable               Unexercisable
---------------------  ---------------      ------------------     --------------------        --------------------
Michael G. Acton            48,000 (1)             $520,500                  500/-0-                  N/A (2)/-0-

         (1) All share amounts and exercise prices were adjusted to reflect all stock splits prior to the issuance of this report.
         (2)  At December 31, 2000, none of the options were in the money.

Compensation of Directors

         Members of the Board of Directors who are not directly or indirectly employed by Biomune are paid $500 for each Board meeting attended, in addition to having their expenses reimbursed in connection with attending meetings of the Board of Directors. No stock options were granted during 2000 to any such Directors for their service on the board. However, during 2000, three board members received 2,000 shares each and one board member received 4,000 shares in director compensation.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         To Biomune's knowledge, the following table sets forth information regarding ownership of Biomune's outstanding common stock on March 31, 2001 by beneficial owners of more than 5% of the outstanding shares of common stock. No director or executive officers of Biomune owns any common stock.

                                                   Shares of Common stock
                                                    Beneficially Owned
Name and Address                                       Percentage
of Beneficial Owner (1)                Number           of Class
----------------------------------  ----------    -----------------------
Donlar Corporation                  41,279,520               96%
6502 South Archer Road
Bedford Park, IL 60501


         (1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date on which beneficial ownership is calculated, upon the exercise of options or warrants or otherwise. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants, or other rights to acquire shares, held by such person (but not those held by any other person) and exercisable within sixty (60) days from the date hereof have been fully exercised. Percentages are calculated based on 42,999,500 shares of common stock outstanding as of March 31, 2001 (as adjusted for shares deemed to be beneficially owned by such shareholder).

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

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  Documents filed as part of this Form 10-KSB:

              1.  Financial Statements (included in Part II, Item 8)
                  Report of Independent Certified Public Accountants Consolidated Balance Sheet as of December 31, 2000 Consolidated Statement of Operations for the Years Ended December 31, 2000 and 1999
                  Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2000 and 1999
                  Consolidated Cash Flows for the Years Ended December 31, 2000 and 1999
                  Notes to Consolidated Financial Statements

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

               23.1           Consent of Grant Thornton LLP

-------------------------------------------

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

               A Report on Form 8-K was filed on December 4, 2000, reporting that a transaction took place on November 3, 2000, pursuant to the terms of an Asset Purchase Agreement dated August 8, 2000, as amended, between Donlar and Biomune. Furthermore, this Form 8-K reported that on November 3, 2000,

               Biomune elected to appoint Grant Thornton LLP ("Grant Thornton") to replace Tanner + Co. ("Tanner") as its independent auditors.

               A Report on Form 8-K/A was filed on December 14, 2000, reporting that the exhibits to the Report on Form 8-K filed on December 4, 2000 are amended to include a letter from Tanner addressed to the Securities and Exchange Commission.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BIOMUNE SYSTEMS, INC.
                                          (Registrant)

                                          /s/ Larry P. Koskan
                                          --------------------------------------
                                          By: Larry P. Koskan
                                          Its: President and Chief Executive
                                               Officer
                                          Date: April 12, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                          Date

/s/ Larry P. Koskan                   Director, Chairman        April 12, 2001
----------------------------
    Larry P. Koskan


/s/ Robert W. Cooper                  Director                  April 12, 2001
----------------------------
    Robert W. Cooper


/s/ Dr. Robert G. Martin              Director                  April 12, 2001
----------------------------
    Dr. Robert G. Martin


/s/ Dean R. Kleckner                  Director                  April 12, 2001
----------------------------
    Dean R. Kleckner

                     BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements

                                                                         Page

Report of Independent Certified Public Accounts                          F-1

Consolidated Balance Sheet as of December 31, 2000                       F-2

Consolidated Statement of Operations for the
Years Ended December 31, 2000 and 1999                                   F-3

Consolidated Statement of Shareholders' Equity for the
Years Ended December 31, 2000 and 1999                                   F-4

Consolidated Cash Flows for the
Years Ended December 31, 2000 and 1999                                   F-5

Notes to Consolidated Financial Statements                               F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
   Biomune Systems, Inc.

We have audited the consolidated balance sheet of Biomune Systems, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomune Systems, Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations, shareholders' deficit and cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the consolidated financial statements, the Company has had substantial recurring losses from operations, and has relied upon financing from the sale of its equity securities to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to this matter are also described in note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


         GRANT THORNTON LLP

Chicago, Illinois
March 2, 2001

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000

--------------------------------------------------------------------------------

                                   ASSETS

Current assets
  Cash                                                             $    876,435
  Receivables, less allowance for doubtful accounts of $14,125          194,294
  Notes receivable, net                                                  74,639
  Inventories, net                                                    2,691,014
  Prepaid expenses                                                      216,840
  Other current assets                                                  148,200
                                                                   ------------

          Total current assets                                        4,201,422

Investment in equity securities                                         864,434
Property and equipment, net                                          10,419,796
Investment and advances to affiliate, net                                     -
Other assets
  Deposits                                                                6,657
  Goodwill, net of accumulated amortization of $38,615                1,500,338
  Other                                                                  23,579
                                                                   ------------

                                                                   $ 17,016,226
                                                                   ============

--------------------------------------------------------------------------------

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Current portion of convertible debt                              $  1,235,820
  Payables and accrued expenses                                       4,669,225
  Short term notes payable                                            1,476,902
                                                                   ------------

          Total current liabilities                                   7,381,947

Notes payable                                                        10,385,583
Convertible debt                                                     16,587,506

Shareholders' deficit
  Preferred stock, $.0001 par value                                     197,797
  Common stock, $.0001 par value                                              -
  Additional paid-in capital                                         58,543,186
  Stock subscriptions receivable                                        (31,987)
  Deferred stock compensation                                          (282,708)
  Accumulated deficit                                               (75,765,098)
                                                                   ------------

          Total shareholders' deficit                               (17,338,810)
                                                                   ------------

                                                                   $ 17,016,226
                                                                   ============


The accompanying notes are an integral part of this statement.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

                                                                    2000              1999
                                                                ------------      ------------
Revenues                                                        $  1,381,994      $    793,723

Cost of revenue                                                    2,097,189         3,634,861
Research and Development                                           1,121,749         1,743,371
Selling, general and administrative                                3,689,944         3,153,153
                                                                ------------      ------------

          Total operating expenses                                 6,908,882         8,531,385
                                                                ------------      ------------

Loss from operations                                              (5,526,888)       (7,737,662)

Other income (expense)
  Interest income                                                          -            31,716
  Interest expense                                                (7,236,982)       (4,443,756)
  Gain on sale of product line                                       100,000                 -
                                                                ------------      ------------

          Total other expense                                     (7,136,982)       (4,412,040)
                                                                ------------      ------------

Loss before income taxes                                         (12,663,870)      (12,149,702)
Provision for income taxes                                                 -                 -
                                                                ------------      ------------

          Net loss before extraordinary item                     (12,663,870)      (12,149,702)

Extraordinary loss on retirement of debt                          (1,050,103)                -
                                                                ------------      ------------

          Net loss                                               (13,713,973)      (12,149,702)

Preferred stock dividends and beneficial conversion premium           (2,625)                -
                                                                ------------      ------------

          Net loss applicable to common shares                   (13,716,598)      (12,149,702)
                                                                ------------      ------------

Per common share:
Basic:
  Net loss before extraordinary item                                    (.38)            (5.20)
  Net loss                                                              (.41)            (5.20)

Diluted:
  Net loss before extraordinary item                                    (.38)            (5.20)
  Net loss                                                              (.41)            (5.20)

Weighted average shares of common stock outstanding:
  Basic                                                           33,339,356         2,335,519
  Diluted                                                         33,339,356         2,335,519



The accompanying notes are an integral part of these statements.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                       Common stock              Series A Preferred Stock
                                                  Shares          Amount          Shares          Amount
                                               ------------    ------------    ------------    ------------
Balance at January 1, 1999                          223,523    $     61,457      18,239,482    $ 12,007,202

Net loss                                                  -               -               -               -

Capital contribution                              2,610,012       2,000,000               -               -

Exercise of warrants and stock options               15,200           4,560             160              70

Rights offering                                           -               -      13,617,473       2,889,321

Vesting of stock options and warrants                     -               -               -               -

Conversion of convertible debt                            -               -         233,956       1,000,000

Issuance of warrants                                      -               -               -               -

Litigation settlement                                     -               -      20,278,457      15,614,411
                                               ------------    ------------    ------------    ------------

Balance at December 31, 1999                      2,848,735       2,066,017      52,369,528      31,511,004

Net loss                                                  -               -               -               -

Issuance of warrants for services                         -               -               -               -

Repayment of shareholder receivable                       -               -               -               -

Exercise of warrants                             19,559,432         195,917      20,756,150       3,804,083

Issuance of warrants in connection with debt              -               -               -               -

Amortization of deferred compensation                     -               -               -               -

Capital contribution                              2,764,961       1,776,614               -               -

Vesting of stock options and warrants                     -               -               -               -

Reverse merger transaction                      (25,173,128)     (4,038,548)    (73,125,678)    (35,315,087)
                                                 42,999,500               -          38,599         188,432

Preferred stock dividends                                 -               -             525           2,625
                                               ------------    ------------    ------------    ------------

Balance at December 31, 2000                     42,999,500    $          -          39,124    $    191,057
                                               ============    ============    ============    ============

                                                Series B Preferred Stock       Series C Preferred Stock
                                                  Shares         Amount         Shares          Amount
                                               ------------   ------------   ------------    ------------
Balance at January 1, 1999                                -   $          -      6,019,530    $      1,000

Net loss                                                  -              -              -               -

Capital contribution                                      -              -              -               -

Exercise of warrants and stock options                    -              -              -               -

Rights offering                                           -              -              -               -

Vesting of stock options and warrants                     -              -              -               -

Conversion of convertible debt                            -              -              -               -

Issuance of warrants                                      -              -              -               -

Litigation settlement                                     -              -     (6,019,530)         (1,000)
                                               ------------   ------------   ------------    ------------

Balance at December 31, 1999                              -              -              -               -

Net loss                                                  -              -              -               -

Issuance of warrants for services                         -              -              -               -

Repayment of shareholder receivable                       -              -              -               -

Exercise of warrants                                      -              -              -               -

Issuance of warrants in connection with debt              -              -              -               -

Amortization of deferred compensation                     -              -              -               -

Capital contribution                                      -              -              -               -

Vesting of stock options and warrants                     -              -              -               -

Reverse merger transaction                              449          6,740              -               -
                                                          -              -              -               -

Preferred stock dividends                                 -              -              -               -
                                               ------------   ------------   ------------    ------------

Balance at December 31, 2000                            449   $      6,740              -    $          -
                                               ============   ============   ============    ============

                                                  Additional       Shareholder        Deferred      Accumulated
                                               paid-in capital   note receivable    compensation      deficit          Total
                                               ---------------   ---------------    ------------    ------------    ------------
Balance at January 1, 1999                       $  8,671,386     $    (44,332)     $          -    $(49,898,798)   $(29,202,085)

Net loss                                                    -                -                 -     (12,149,702)    (12,149,702)

Capital contribution                                        -                -                 -               -       2,000,000

Exercise of warrants and stock options                      -                -                 -               -           4,630

Rights offering                                             -         (414,503)                -               -       2,474,818

Vesting of stock options and warrants                 479,311                -                 -               -         479,311

Conversion of convertible debt                              -                -                 -               -       1,000,000

Issuance of warrants                                6,020,409                -                 -               -       6,020,409

Litigation settlement                                       -                -                 -               -      15,613,411
                                                 ------------     ------------      ------------    ------------    ------------

Balance at December 31, 1999                       15,171,106         (458,835)                -     (62,048,500)    (13,759,208)

Net loss                                                    -                -                 -     (13,713,973)    (13,713,973)

Issuance of warrants for services                     540,000                -          (295,000)              -         245,000

Repayment of shareholder receivable                         -          414,503                 -               -         414,503

Exercise of warrants                                        -                -                 -               -       4,000,000

Issuance of warrants in connection with debt        3,663,282                -                 -               -       3,663,282

Amortization of deferred compensation                       -                -            12,292               -          12,292

Capital contribution                                        -                -                 -               -       1,776,614

Vesting of stock options and warrants                  22,680                -                 -               -          22,680

Reverse merger transaction                         39,146,118           12,345                 -               -        (188,432)
                                                            -                -                 -               -         188,432

Preferred stock dividends                                   -                -                 -          (2,625)              -
                                                 ------------     ------------      ------------    ------------    ------------

Balance at December 31, 2000                     $ 58,543,186     $    (31,987)     $   (282,708)   $(75,765,098)   $(17,338,810)
                                                 ============     ============      ============    ============    ============



The accompanying notes are an integral part of these statements.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

                                                                       2000              1999
                                                                   ------------      ------------
Cash flows from operating activities
  Net loss                                                         $(13,713,973)     $(12,149,702)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization                                      934,939         1,570,516
     Compensation expense related to options and warrants               267,680           479,311
     Gain on sale of product line                                      (100,000)                -
     Interest expense related to amortization of debt discount        3,431,547         1,175,161
     Writedown of inventory to market                                         -         1,967,339
     Extraordinary loss on early debt extinguishment                  1,050,103                 -
     Change in assets and liabilities
       Receivables                                                      (30,984)          (47,661)
       Inventories                                                      404,516           352,263
       Prepaid expenses and other assets                               (135,292)           76,977
       Accounts payable                                                  34,281           122,317
       Accrued expenses                                               1,240,504         1,060,908
                                                                   ------------      ------------

          Net cash used in operating activities                      (6,616,679)       (5,392,571)

Cash flows from investing activities
  Investments in patents                                                      -          (216,538)
  Purchase of property and equipment                                    (84,717)          (42,435)
  Acquisition costs                                                    (338,953)                -
                                                                   ------------      ------------

          Net cash used in investing activities                        (423,670)         (258,973)

Cash flows from financing activities
  Principal repayments of convertible notes                            (392,203)          (80,864)
  Issuance of Series A preferred stock                                        -         2,474,818
  Proceeds from notes payable                                         3,000,000         6,131,507
  Issuance of common stock                                            1,776,614         2,000,000
  Proceeds from exercise of stock options and warrants                4,000,000             4,630
  Payments received on stock subscription receivable                    414,503                 -
  Litigation settlement                                                       -        (8,000,000)
  Principal repayment of notes payable                               (4,253,408)       (5,000,000)
  Proceeds from issuance of convertible notes                         2,917,000         5,888,154
  Borrowings on line of credit                                           75,000                 -
                                                                   ------------      ------------

          Net cash provided by financing activities                   7,537,506         3,418,245
                                                                   ------------      ------------

Net increase (decrease) in cash and cash equivalents                    497,157        (2,433,299)

Cash and cash equivalents at beginning of year                          379,278         2,812,577
                                                                   ------------      ------------

Cash and cash equivalents at end of year                           $    876,435      $    379,278
                                                                   ============      ============




The accompanying notes are an integral part of these statements.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
YEAR ENDED DECEMBER 31,

--------------------------------------------------------------------------------

                                                                               2000            1999
                                                                            -----------     -----------
Supplemental disclosure of cash flow information:
  Interest paid                                                             $ 1,925,137     $ 1,215,311
  Income tax paid                                                                     -               -

Non-cash portion of the settlement agreement transaction
  Cancellation of royalty obligation                                                  -       7,613,411
  Cancellation of 1,000 shares of Donlar Corporation's Series C                       -           1,000
    preferred stock
  Issuance of note payable                                                            -       9,000,000
  Conversion of note payable, $25,000,000 face value, into
    20,278,457 shares of Series A preferred stock of Donlar Corporation               -      15,614,411

Other non-cash transactions

Biomune Systems, Inc. was acquired by Donlar through an Asset Purchase Agreement in exchange for approximately 96% of Biomune's stock.

The transaction was accounted for as a reverse acquisition and the fair value of the Company was allocated as follows:

          Accounts receivable                     $    18,355
          Notes receivable                             74,639
          Fixed assets                                125,000
          Inventory                                   168,040
          Investments                                 864,434
          Goodwill                                  1,213,120
          Other assets                                 38,236
          Acquisition costs                           338,953
          Liabilities assumed                      (1,140,777)
                                                  -----------

                                                  $ 1,700,000
                                                  ===========








The accompanying notes are an integral part of these statements.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Biomune Systems, Inc. ("Biomune") and subsidiaries (collectively the "Company") are in the market development stage of a new family of environmentally friendly biodegradable polymers, known as thermal polyaspartates ("TPA"). The Company manufactures and distributes these polymers, in limited quantities, to agricultural and industrial markets. In the agricultural market, the products increase a plant's ability to absorb nutrients more efficiently and have been focused toward winter wheat, corn, cotton and vegetables. In the industrial markets, the products replace nonbiodegradable chemicals, such as polyacrylates, and have been focused toward the oil production, water treatment, detergents and cleaners, and personal care fields. The Company markets these products to nutritional companies and distributors and manufacturers primarily in the United States and Europe.

The Company also is engaged in the distribution and sale of biologic nutraceutical supplements and sports and nutrition bars. Certain of the nutraceutical supplements incorporate a patented whey protein technology licensed by the Company and designed to provide or increase protective immunities to disease and to provide nutritional supplementation. Nutraceutical products are food supplements that are derived from a food base and are marketed as a beneficial source of nutrients to promote good health. The Company sells these products primarily to nutritional companies located in the United States.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements have been adjusted to reflect the reverse acquisition further described in note C. The transaction was accounted for as a reverse acquisition whereby Donlar Corporation ("Donlar") was treated as the acquirer and Biomune as the acquiree. The enclosed financial statements are based on Donlar's historical financial statements until the date of acquisition, November 3, 2000. From this date on, the financial statements include the activity of both Biomune and Donlar.

The consolidated financial statements also include the accounts of Biomune's wholly-owned subsidiary, Optim Nutrition, Inc., and Donlar's 90%-owned subsidiary, Donlar Pharmaceutical Corporation. All significant intercompany balances and transactions have been eliminated.

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

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVESTMENT IN EQUITY SECURITIES

The Company's investment in equity securities are carried in the financial statements at fair market value. Realized gains and losses, determined using the specific identification method, are included in earnings.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at December 31, 2000, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, cash includes all cash and investments purchased with maturities of three months or less.

INVENTORIES

Inventories are stated at the lower of cost or market value, using the first-in, first-out method.

During 1999, the Company recorded a $1,967,339 charge to product costs to reflect an adjustment of inventory costs to estimated market value.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

EARNINGS PER COMMON, COMMON EQUIVALENT AND REVERSE STOCK SPLITS

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding during the year.

The weighted average shares for fiscal year 1999 and the period from January 1, 2000 to November 3, 2000, is computed using Donlar's outstanding shares for the period, in proportion to Donlar's ownership percentage after the transaction.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

EARNINGS PER COMMON, COMMON EQUIVALENT AND REVERSE STOCK SPLITS - CONTINUED

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

On October 31, 2000, Biomune recorded a 1-for-5 reverse stock split on its common stock. Biomune also recorded a 1-for-10 reverse stock split in November 1997 and December 1998. All of the per share data has been adjusted to reflect these changes. Biomune has not adjusted the number of preferred shares in the financial statements; however, the conversion rights of the convertible preferred shares have been adjusted to reflect each reverse stock split.

At December 31, 2000, there were 39,573 shares of Biomune's preferred stock outstanding, convertible into 235 shares of common stock.

GOODWILL

Goodwill was established as a result of the reverse acquisition of Biomune by Donlar. Costs associated with the Donlar purchase of Biomune were also capitalized. The goodwill is being amortized over five years.

INVESTMENTS

The Company accounts for its investments in affiliates using the lower of cost or market method.

REVENUE RECOGNITION

Revenue is recognized upon shipment of the product.

CONSULTING, RESEARCH, AND DEVELOPMENT  EXPENSES

Consulting, research, and development expenses include amounts paid to third-party and related-party consultants for marketing, investment banking, and other business advisory services, as well as costs related to the Company's nutraceutical product research and development activities. Costs associated with research and development of new products are expensed as incurred.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

ADVERTISING

The Company expenses the cost of advertising when the advertising occurs. For the years ended December 31, 2000 and 1999, advertising expenses totaled approximately $250,000 and $216,000, respectively, and are included in other general and administrative expenses in the accompanying statements of operations.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("Statement 123"), "Accounting for Stock-Based Compensation." The Company has adopted the disclosure-only provisions of Statement 123 with respect to its employees' and directors' noncompensatory stock options and warrants. The expense associated with stock options and warrants issued to nonemployees and nondirectors is reflected in the consolidated financial statements in accordance with Statement 123. As permitted by Statement 123, the intrinsic value of compensatory stock options is reflected in the consolidated financial statements in accordance with Accounting Principles Board Opinion No. 25.

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

The Company maintains its cash in bank deposit accounts which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

RECLASSIFICATIONS

Certain accounts in the 1999 financial statements have been reclassified to conform with the current year presentation.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE B - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2000, the Company had an accumulated deficit of $75,765,098 and has had substantial recurring losses. The consolidated operations of the Company have not achieved profitability and the Company has relied upon financing from the sale of its equity securities and liquidation of other assets to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


--------------------------------------------------------------------------------

NOTE C - ACQUISITION

On August 7, 2000, Donlar entered into an agreement with Biomune to purchase 427,311 shares of Biomune's common stock, approximately 19.9% of the outstanding shares, in exchange for a $1,115,025, 10% note due December 31, 2000. On November 3, 2000, Donlar and Biomune amended this agreement. The restructured transaction took place in three phases. First, Biomune completed a 1 for 5 reverse split of its common stock. Secondly, Donlar paid $563,500 in cash as a partial payment on the $1.1 million note and received 1,127,000 shares of Biomune's common stock.

Thirdly, Donlar transferred the exclusive right to distribute and the exclusive right to all future sales from Donlar's crop nutrition management and oil field products to Biomune. Biomune also received the rights to certain research and development activity of Donlar and $1,850,000 in cash in exchange for issuing 40,152,520 additional shares of Biomune's common stock to Donlar, so that upon completion of these transactions Donlar owned 96% of Biomune's common stock. Donlar also agreed to transfer to Biomune the balance of its assets and related liabilities, except for Donlar's existing patent rights and all intellectual property relating to Donlar's genetic research activities.

Assets transferred from Donlar to Biomune collateralize certain notes payable and convertible debt of Donlar. In addition, other notes payable, convertible debt and other liabilities will be assumed by Biomune in the future. Therefore, in accordance with SEC staff Accounting Bulletin No. 73, such debt has been "pushed down" to Biomune and is reflected in Biomune's financial statements.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE C - ACQUISITION - CONTINUED

Since the foregoing transactions represent a change in control of Biomune, they will be accounted for as a reverse acquisition and a purchase of Biomune by Donlar. The financial statements include the activity of Donlar as of and for the years ended December 31, 2000 and 1999. The financial statements also include the activity of Biomune subsequent to the date of acquisition, (November 3, 2000 through December 31, 2000). The purchase price of Biomune is considered to be the estimated fair value of 4% of Donlar's stock, or $1,700,000, plus acquisition costs incurred of $338,953. The acquisition price was allocated as follows:

Cash                         $     1,780
Accounts receivable               91,214
Inventory                        168,040
Investments                      864,434
Other assets                      38,236
Fixed assets                     125,000
Goodwill                       1,552,073
Liabilities assumed           (1,140,777)
                             -----------

                             $ 2,038,953
                             ===========

This was accounted for by the purchase method and the excess of the acquisition price over the fair value of the assets acquired is accounted for as goodwill and is being amortized over five years.

Following are the summarized unaudited pro forma combined results of operations for the years ended December 31, 2000 and 1999, assuming the acquisition had taken place at the beginning of each of those fiscal years. The unaudited pro forma results are not necessarily indicative of future results or results that would have been reported had the acquisitions been completed when assumed.

                                               (unaudited)          (unaudited)
                                                   2000                1999
                                               ------------        -------------

Net sales                                      $  1,893,508        $  1,276,750
Loss before extraordinary item                  (18,654,135)        (14,331,822)
Net loss                                        (19,704,238)        (14,332,822)
Basic loss per share                                  (2.38)             (23.96)

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE D - DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories
   Finished goods                                                   $ 2,499,687
   Raw materials                                                      1,938,590
   Reserve for obsolescence                                          (1,747,263)
                                                                    -----------

                                                                    $ 2,691,014
                                                                    ===========

Payables and accrued expenses
   Trade payables                                                   $   942,898
   Accrued interest                                                   2,187,015
   Accrued other                                                      1,539,312
                                                                    -----------

                                                                    $ 4,669,225
                                                                    ===========


--------------------------------------------------------------------------------

NOTE E - INVESTMENT IN EQUITY SECURITIES

The Company owns 216,030 shares of common stock in Purizer Corporation, formerly Bioxide, which was valued at $864,434 at December 31, 2000.


--------------------------------------------------------------------------------

NOTE F - PROPERTY AND EQUIPMENT

Property, plant and equipment, along with corresponding estimated useful lives, consisted of the following:

                                             Useful
Description                                   Life               Amount
--------------------------------           ----------         -----------

Land                                                          $   566,782
Building                                     30 years           5,826,412
Laboratory and plant equipment             5-10 years           7,431,774
Furniture and fixtures                      5-7 years             205,151
Leasehold improvements                      1-4 years              56,008
                                                              -----------
         Total property, plant
             and equipment                                     14,086,127

Less-accumulated depreciation
    and amortization                                            3,666,331
                                                              -----------
         Property, plant and
             equipment, net                                   $10,419,796
                                                              ===========

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE G - NOTES RECEIVABLE

Notes receivable are due from related parties and consist of the following:

Notes receivable plus accrued interest from entities, which are shareholders or are controlled by an advisory board chairman,
   unsecured, interest at various rates and due on demand.            $ 183,396

Note receivable plus accrued interest from an individual who is a relative of a shareholder of Biomune, at an interest rate of
   1% over prime, unsecured and due on demand.                           31,243

Less reserve for doubtful accounts                                      140,000
                                                                      ---------

                                                                      $  74,639
                                                                      =========


--------------------------------------------------------------------------------

NOTE H - INVESTMENT AND ADVANCES TO AFFILIATE

Biomune has advanced, loaned and invested a total of $2,156,377 to three companies under common control (Rockwood Company LLC, Twin Eagles LLC and Cypress) during 1998 and 1999. The note was for $500,000 and bears interest at 8% and matures on January 15, 2006. No interest income has been received on the note during 2000. These advances, loan and investments were fully reserved for prior to Donlar's acquisition of Biomune and had a net book value of $0 at December 31, 2000.


--------------------------------------------------------------------------------

NOTE I - NOTES PAYABLE

All of the notes payable mentioned below, except the line of credit, are the obligations of Donlar, which have been "pushed down" to Biomune in connection with the acquisition of Biomune by Donlar.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE I - NOTES PAYABLE - CONTINUED

Notes payable consisted of the following:

Short-term notes payable
  Line of credit                                                   $    75,000
  Unsecured note payable to shareholder and director of
     Donlar, due April 30, 2001, bearing interest at prime
     plus 2%, net of unamortized debt discount of $1,598,098
     at December 31, 2000.                                           1,401,902
                                                                   -----------

                                                                   $ 1,476,902
                                                                   ===========

Long-term notes payable

  Notes payable to venture capital shareholders of Donlar,
     $7,000,000 due June 2, 2006, and $2,000,000 due
     December 31, 2006, bearing interest at 10% per annum,
     payable quarterly in cash or in kind at Donlar's
     option, collateralized by a third lien on Donlar's
     patents and a second lien on all Donlar's other assets.       $ 9,000,000
  Unsecured note payable to a shareholder and director of
     Donlar, due September 30, 2002, bearing interest at 11%
     per annum, collateralized by a second lien on Donlar's
     patents, net of unamortized debt discount of $745,924
     at December 31, 2000.                                           1,385,583
                                                                   -----------

                                                                   $10,385,583
                                                                   ===========


On October 2, 2000, Biomune entered into a $400,000 line of credit agreement with a financial corporation. The line of credit charges interest at 12% and has a maturity date of February 2001. This line of credit is collateralized by 200,000 shares of Purizer common stock, discussed in note E and at December 31, 2000, $75,000 was outstanding.

On October 23, 2000, Donlar issued a note to Dr. Robert G. Martin, a Donlar director and shareholder in the amount of $3,000,000. This note bears interest at prime plus 2% (11.5% at December 31, 2000) and has a maturity date of April 30, 2001. Donlar issued Dr. Martin warrants to purchase shares of its common stock at $0.01 a share. The total amount of warrants is equal to 15% of the total common stock of Donlar (19,558,320 shares) and will be increased to 30% of the total common stock if the note is not paid in full at the maturity date. These warrants have an expiration of December 31, 2006. The value of the warrants was $14,864,323, computed using the Black-Scholes option pricing method. The $3,000,000 proceeds were allocated to the note ($503,798)and paid-in capital for the warrants ($2,496,202) based on the relative fair value of securities issued.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE I - NOTES PAYABLE - CONTINUED

In August 1996, Donlar received $26,000,000 in exchange for (a) unsecured notes payable which are convertible into shares of Donlar's Series A and B preferred stock, (b) Series C preferred stock of Donlar, (c) shares in one of the Donlar's subsidiaries, (d) warrants to purchase common stock of Donlar and (e) future royalty payments. The proceeds were allocated to the equity instruments and liabilities based upon estimated fair market value as follows. The fair value of the expected stream of royalty payments was estimated to be $3,500,000. The Series C preferred stock's primary feature was voting rights. The stock had no liquidation preference or redemption or conversion features, nor did it provide for dividends. Since this stock had only minimal value, a nominal $1,000 was estimated to be the fair market value. The shares of Donlar's subsidiary were assigned a value of $1,000, since the subsidiary had no operations and the subsidiary was subsequently dissolved. The value of the warrants was estimated to be zero since they were performance-based warrants which management estimated would not be exercisable based on projections. The face amount of the convertible notes was $26,000,000. A debt discount totaling $3,502,000 was recorded and was amortized over the three-year period of the related debt.

The convertible notes contained an automatic conversion provision. In 1997, holders of convertible notes aggregating $4,000,000 (face amount) surrendered their notes following a notice and request by Donlar for conversion. On December 31, 1999, the holders of the notes aggregating $22,000,000 entered into a settlement agreement with Donlar. Under the terms of the settlement agreement
(a) Donlar paid at closing on December 31, 1999, a combined $8 million in cash and a $9 million in 10% seven-year notes to the holders of the notes (b) the warrants and royalties and Donlar's Series B and C preferred stock were cancelled, (c) the convertible notes were converted into 20,278,456 shares of Donlar's Series A preferred stock. These convertible note holders are entitled to receive one share of Donlar's common or Series A preferred stock for every three shares of common or Series A preferred stock issued by Donlar in the future as a result of the exercise or conversion of options, warrants and convertible debt of Donlar outstanding at December 31, 1999, with exercise or conversion prices greater than $1.00 per share.

On October 8, 1999, Donlar borrowed $5,131,507 from Dr. Martin, in exchange for a $5,131,507, 11% note payable due on September 30, 2002. The note requires quarterly interest only payments prior to the lump-sum principal repayment in 2002. The note is collateralized by a second lien on Donlar's patents.

In connection with this transaction, Donlar issued Dr. Martin seven-year warrants to purchase 12 million shares of Donlar's Series A preferred stock at $0.23 per share. The proceeds from issuance of the note and warrants, $5,131,507, were allocated to the note ($2,052,603) and paid-in capital ($3,078,904) based on the relative fair values of the securities issued.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE I - NOTES PAYABLE - CONTINUED

On December 31, 2000, Donlar paid down $3,000,000 on the $5,131,507 note due to Dr. Martin. This was done simultaneously with Dr. Martin's exercise of warrants for 16,408,324 shares of Donlar's Series A preferred stock at exercise prices ranging from $0.01 to $0.23 a share, and his exercise of warrants for 19,559,430 shares of Donlar's common stock at exercise prices ranging from $0.01 to $0.30 per share. Donlar recorded an extraordinary loss on this paydown of debt of $1,050,103, equal to the difference between the face value of the debt, $3,000,000 and its book value, $1,949,897.

A $1,000,000 note of Donlar held by Dr. Martin was converted into 233,956 shares of Donlar's Series A preferred stock in 1999.

Dr. Martin deposited into an escrow account $1 million, which was paid to holders of convertible notes in connection with closing the settlement agreement transaction on December 31, 1999. In exchange for the $1 million, Donlar issued to Dr. Martin a one-year unsecured note, bearing interest at 10%, due on December 31, 2000. In addition, Donlar issued to Dr. Martin seven-year warrants to purchase 4,347,826 shares of Donlar's Series A preferred stock at $0.23 per share. The value of the warrants was $2,811,739, computed using the Black-Scholes option pricing method. The $1,000,000 proceeds were allocated to the note ($262,348 net of debt discount) and paid-in capital ($737,652) for the warrants based on the relative fair value of the securities issued. The note was paid in full on December 31, 2000.

Included in notes payable above is $11,787,485 (net of debt discount) at December 31, 2000, in notes which were issued to shareholders of Donlar.

CONVERTIBLE DEBT

All of the convertible notes payable mentioned below, are the obligations of Donlar and are convertible into shares of Donlar's common or Series A preferred stock. The note payment obligations have been "pushed down" to Biomune in connection with the acquisition by Biomune of Donlar. The stock issuance obligations remain with Donlar.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE I - NOTES PAYABLE - CONTINUED

CONVERTIBLE DEBT - CONTINUED

Convertible debt consisted of the following:

  Unsecured notes payable, due April 15, 2001, bearing interest at 12%, convertible into a variable number of shares of
     Donlar's Series A preferred stock at 90% of the per share
     value of an initial public offering of Donlar or strategic investment, net of unamortized debt discount of $51,785 at
     December 31, 2000.                                             $   711,715
  Note payable to bank, secured by all Donlar's tangible and intangible assets, due January 1, 2005, bearing interest at
     10% per annum, convertible into shares of Donlar's common
     stock at $1.01 per share, net of unamortized debt discount
     of $1,763,083 at December 31, 2000.                             15,484,362
  Unsecured notes payable, due on various dates in 2005, bearing interest at 15%, convertible into a variable number of
     shares of Donlar's Series A preferred stock at $1.01 per
     share, or $0.505 per share upon an initial public offering of Donlar, net of unamortized debt discount of $374,397 at
     December 31, 2000.                                               1,392,603
  Unsecured note payable, due July 17, 2005, bearing interest at
     12%, convertible into a variable number of shares of
     Donlar's Series A preferred stock at $1.01 per share, or
     $0.505 per share upon an initial public offering of Donlar.        150,000
  Unsecured notes payable to a shareholder and director of
     Donlar, due on various dates in 2005, bearing interest at
     15%, convertible into a variable number of shares of
     Donlar's Series A preferred stock at $0.77 per share, or
     $0.385 per share upon an initial public offering of Donlar, net of unamortized debt discount of $915,354 at December 31,
     2000.                                                               84,646
                                                                    -----------

                                                                     17,823,326

Less current portion                                                  1,235,820
                                                                    -----------

                                                                    $16,587,506
                                                                    ===========

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE I - NOTES PAYABLE - CONTINUED

CONVERTIBLE DEBT - CONTINUED

In 1998, Donlar received $763,500 from certain shareholders in exchange for (a) 12% three-year notes convertible into Donlar's Series A preferred stock at 90% of the per share value of an initial public offering or a future equity investment in Donlar of at least $15,000,000; and (b) ten-year warrants for $763,500 in Donlar's Series A preferred stock, exercisable at the per share value of the next equity investment in Donlar of at least $15,000,000. A debt discount of $551,000 recorded to reflect the value of the warrants is being amortized over a 36-month period beginning April 15, 1998. The number of shares into which the notes are convertible is subject to a minimum such that, if necessary, at the time of an initial public offering or the next equity investment in Donlar of at least $15,000,000, the value of participating shareholders' shares, options and warrants would be at least 150% of the shareholders' $2,763,586 basis in these and prior investments.

During 1997, Donlar borrowed $5 million from a commercial bank, supported by the commitment of a group of insurance companies which were shareholders of Donlar to purchase the applicable note and mortgage from the bank. The note bore interest at 9.77% and required quarterly interest only payments in 1998 and quarterly interest and principal payments based on a 15-year amortization schedule for the next four years with the remaining balance due on January 1, 2003. The loan was required to be repaid on completion of an initial public offering with a 1% prepayment penalty if an offering were completed in 1998. The note was collateralized by a mortgage on Donlar's Peru, Illinois real estate and its equipment.

In 1998, the $5 million note payable described in the preceding paragraph and 915,000 shares of Donlar's Series A preferred stock owned by the group of insurance companies (referred to above) was purchased by Donlar and restructured into a 7% five-year note convertible into shares of common stock at $5.00 per share or 85% of the per share value of a future public offering or strategic equity investment in Donlar of at least $15,000,000. Cash proceeds to the Donlar were $1,400,000. Interest of $478,067 was recorded over the seven-month period until the outstanding obligation equaled the face amount of the note, $12,032,357, on February 1, 1999. Thereafter, Donlar was required to make quarterly principal and interest payments on a 15-year amortization schedule and a final balloon payment on April 1, 2003. The convertible note was collateralized by all the tangible assets of Donlar.

With the agreement of the note holder, the two $323,465 payments of principal and interest scheduled for July 1 and October 1, 1999, were deferred until December 30, 1999, at which time, Donlar and the noteholder restructured the note, accrued interest and late fees on the note as well as an additional $5 million of cash proceeds to Donlar, into a new $17,639,648 convertible note.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE I - NOTES PAYABLE - CONTINUED

CONVERTIBLE DEBT - CONTINUED

The amended and restated note bears interest at 10% and requires quarterly interest and principal payments based on a 15-year amortization schedule, with the remaining balance due January 1, 2005. The note is convertible in whole or in part into shares of Donlar's Series A preferred stock at an exercise price of $1.01 per share. The note is collateralized by all Donlar's tangible and intangible assets. In connection with the issuance of the note, Donlar granted the insurance companies a 7-year warrant for the purchase of 6,025,171 shares of Donlar's common stock at an exercise price of $0.01 per share. The $5,000,000 proceeds were allocated to the note $2,796,146 and paid-in capital $2,203,854 based on the relative fair value of the securities issued.

In 2000, Donlar received $1,767,000 from certain shareholders in exchange for
(a) five year 15% notes convertible into shares of Donlar's Series A preferred stock at $1.01 per share, or $0.505 per share in the event of an initial public offering, and (b) five year warrants to purchase 773,062 shares of Donlar's Series A preferred stock at $0.01 per share. The cash proceeds were allocated to the note and warrant based on the relative fair value of the securities issued. The value of the warrants was $587,527 calculated using the Black Scholes option pricing formula. The $1,767,000 proceeds were allocated to the note $1,326,079 and paid-in-capital for the warrants $440,921 based on the relative fair value of securities issued.

In 2000, Dr. Martin paid $1,000,000 for (a) five year 15% notes convertible into shares Donlar's Series A preferred stock at $0.77 per share, or $0.385 per share in the event of in initial public offering and (b) five year warrants to purchase 4,069,262 shares of Donlar's Series A stock at $0.01 per share. Dr. Martin was also granted a 1% royalty on all Donlar sales for five years. The cash proceeds were allocated to the note, warrant and royalty obligation based on the relative fair value of the securities issued and the present value of the projected revenue stream. The value of the warrants was $3,092,639 calculated using the Black Scholes option pricing formula. The $1,000,000 proceeds were allocated to the note ($244,341) and paid-in-capital for the warrants ($755,659) based on the relative fair value of securities issued. An additional debt discount was recorded on this note because of its beneficial conversion factor. This additional discount left the book value of the note at $-0-.

Another investor purchased for $150,000 a five year 12% note convertible into shares of Donlar's Series A preferred stock at $1.01 per share, or $.505 per share in the event of an initial public offering.

Included in convertible debt above is $17,555,381 (net of debt discount) at December 31, 2000, in notes which were issued to shareholders of Donlar.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE I - NOTES PAYABLE - CONTINUED

DEBT MATURITIES

At December 31, 2000, the notes payable and convertible debt mature as follows:

2001 .............................................................   $ 4,424,672
2002 .............................................................     2,778,533
2003 .............................................................       714,144
2004 .............................................................       788,367
2005 .............................................................     3,787,176
2006 and beyond ..................................................    22,641,511
                                                                     -----------

                                                                      35,134,453

Less imputed interest ............................................     5,448,642
                                                                     -----------

                                                                     $29,685,811
                                                                     ===========


--------------------------------------------------------------------------------

NOTE J - INCOME TAXES

The benefit for income taxes is different than amounts which would be provided by applying the statutory Federal income tax rate to loss before benefit for income taxes for the following reasons:

                                                               Years ended
                                                               December 31,
                                                            -------------------
                                                             2000         1999
                                                            ------       ------

Federal income tax benefit at statutory rate                 34.0%        34.0%
State income tax benefit                                      4.6          4.6
Permanent differences                                       (13.2)        (5.5)
Valuation allowance                                         (25.4)       (33.1)
                                                            ------       ------

                                                                0%           0%
                                                            ======       ======

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE J - INCOME TAXES - CONTINUED

Deferred tax assets (liabilities) are comprised of the following:

Net operating loss carryforwards                  $ 21,152,000
Write-down of assets                                   663,000
Allowance for bad debts                                  5,000
Inventory                                               87,000
Other accounts                                          30,000
Valuation allowance                                (21,937,000)
                                                  ------------

                                                  $          -
                                                  ============

The Company's valuation allowance was also reduced for the expiration of both the investment tax credit carryforward and a portion of the net operating loss carryforward.

As of December 31, 2000, the Company had net operating loss carryforwards ("NOLs") for Federal income tax reporting purposes of approximately $55,000,000. These NOLs will expire over time between the fiscal years ended 2001 through 2020. There can be no assurance that all of these NOLs will be available to offset future taxable income, if any. A NOL generated in a particular year will expire for Federal income tax purposes if not utilized within 15 to 20 years, dependent on when the NOLs were generated. Additionally, the Internal Revenue Code contains other provisions, which could reduce or limit the availability and utilization of these NOLs. For example, limitations are imposed on the utilization of NOLs if certain ownership changes have taken place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company has established a valuation allowance for all of its deferred income tax assets.

The Company could be subject to alternative minimum tax, which the NOLs cannot be used to offset; however, an assessment has not yet been determined.


--------------------------------------------------------------------------------

NOTE K - GAIN ON SALE OF PRODUCT LINE

In January 2000, the Company sold its Nite Bite product line for $1,482,000. A retention reserve of 10% was established in the amount of $148,200. The retention reserve had an allowance booked against it at the date Biomune was acquired by Donlar. In February 2001, the Company received the full retention reserve of $148,200 and determined that at December 31, 2000, no reserve was necessary and a gain of $100,000 was recorded.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE L - COMMITMENTS AND CONTINGENCIES

HARROGATE MARKETING

On April 1, 2000, the Company terminated its marketing agreement with HarrogateMarketing ("Harrogate") and entered into a settlement agreement. This agreement required the Company to pay $400,000 in cash for full satisfaction of all payments and commissions under the marketing agreement. In addition, Harrogate incurred additional liabilities in connection with the distribution of the Company's products under the agreement. The parties agreed that the Company would pay up to $200,000 of these costs. If additional liabilities exist, Harrogate would receive up to $300,000 of proceeds on any sale of the right to the Mountain Lift bar (a product distributed by the Company) which exceeded $1,000,000. The parties have agreed that the Company is responsible for approximately $120,000 of payables which are included in trade payables as of December 31, 2000.

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

LITIGATION

In 1995, a proported class action complaint was filed against the Company and certain of its officers and directors for violation of Federal securities laws. The complaint alleged various violations of the Securities and Exchange At of 1934. On April 2, 1997, the district court dismissed with prejudice all claims of the plaintiff and assessed costs of the litigation against the plaintiff. In May 1997, the plaintiff appealed the decision. In September 1998, the Court of Appeals reversed the decision of the trial court and remanded the case for a determination by the trial court whether the complaint had been timely filed. On March 3, 2000, the defendants filed a motion for summary judgment. On September 28, 2000, the trial court granted defendants' motion for summary judgment and plaintiff appealed. By order filed on December 4, 2000, the Court of Appeals granted plaintiffs' motion to voluntarily dismiss the action. This order is final and the litigation has ended.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE M - COMMON AND PREFERRED STOCK

The following is a listing of Biomune's authorized common and preferred stock as of December 31, 2000.

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

- Series B 10% cumulative, 1,000,000 non-voting shares authorized, these shares convert on a one for one basis for common stock, subject to adjustment for stock splits, stock dividends, and similar items.

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

No shares of Series E, F or J preferred stock were outstanding as of December 31, 2000.


--------------------------------------------------------------------------------

NOTE N - STOCK OPTIONS AND WARRANTS

Biomune has established certain Stock Incentive Plans (collectively, the "Plans"), which allow for the granting of incentive stock options, nonqualified stock options, stock appreciation rights and the award of common stock to certain individuals, including employees, officers, directors, consultants, and others as designated by the Board of Directors. Under the terms of the Plans, the exercise prices for incentive stock options shall not be less than the fair market value at the date of grant. The exercise price for nonqualified stock options shall not be less than the lesser of:

     1) the book value per share of common stock as of the end of the fiscal year of Biomune immediately preceding the date of grant, or

     2) 50 percent of the fair market value per share of common stock on the date of grant.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE N - STOCK OPTIONS AND WARRANTS

Options are exercisable within periods determined by the Board of Directors but may not exceed ten years from the date of grant.

A summary of Biomune's stock option activity is as follows. Stock option activity for Donlar is not included.

                                          Number of         Exercise           Weighted average
                                           shares          Price range          exercise price
                                          ---------      ----------------      ----------------
Outstanding at January 1, 1999              84,074       $ 2.50-$1,190.00         $1,146.00
   Granted                                 130,000                   5.00              5.00
   Exercised                               (60,000)                 10.00             10.00
   Canceled                                 (4,905)        10.00-1,290.00          1,284.05
                                          --------       ----------------         ---------

Outstanding at December 31, 1999           149,169          2.50-1,190.00             33.80
   Granted                                       -                      -                 -
   Exercised                               (94,000)             2.50-5.00              3.70
   Canceled                                 (5,400)        10.00-1,170.00            569.55
                                          --------       ----------------         ---------

Exercisable at December 31, 2000            49,769       $ 2.50-$1,190.00         $   28.25
                                          ========       ================         =========

When accounting for the issuance of stock options and warrants, financial accounting standards allow entities the choice between adopting a fair value method or an intrinsic value method with footnote disclosures of the pro forma effects if the fair value method had been adopted. Biomune has opted for the latter approach. Had Biomune's options and warrants been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below:

                                                                 Years ended
                                                                 December 31,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Net loss applicable to common shares - as reported     $(13,713,973)     $(12,149,702)
Net loss applicable to common shares - pro forma        (13,713,973)      (12,078,596)
Basic loss per common share - as reported                      (.38)            (5.20)
Basic loss per common share - pro forma                        (.38)            (5.17)

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE N - STOCK OPTIONS AND WARRANTS - CONTINUED

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     December 31,
                                           -------------------------------
                                              2000                 1999
                                           ----------           ----------

Expected dividend yield                    $       -            $       -
Expected stock price volatility                   80%                  80%
Risk-free interest rate                         5.25%                5.25%
Expected life of options                      2 years              2 years

The weighted average fair value of options granted during 1999 was $4.80.

During the year ended December 31, 2000, the Board of Directors of Biomune elected to change the exercised price of the options to purchase 84,000 shares issued during 1999, from $5.00 per share to $2.50 per share. These options are treated as variable options under Accounting Principles Board Opinion No. 25 and related interpretations, and Biomune recorded compensation expense of $520,500 prior to the reverse acquisition transaction.

The following table summarizes information about Biomune's stock options outstanding at December 31, 2000:

                     Outstanding                                              Exercisable
------------------------------------------------------       ---------------------------------------------

                                            Weighted
                                             average
                                            remaining         Weighted                           Weighted
      Range of             Number          contractual        average            Number           average
      exercise           outstanding          life            exercise         exercisable       exercise
       prices                at              (years)           price               at              price
---------------------    -----------       -----------       ----------        -----------       ---------
$   5.00 to $87.50          48,000             3.33          $    16.70           48,000         $   16.70
  185.00 to 344.00           1,509             1.72              196.25            1,509            196.25
  835.00 to 1,190.00           260             0.56            1,185.40              260          1,185.40
---------------------       ------             ----          ----------           ------         ---------

$   5.00 to $1,190.00       49,769             3.27          $    28.25           49,769         $   28.25
=====================       ======             ====          ==========           ======         =========

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE N - STOCK OPTIONS AND WARRANTS - CONTINUED

A summary of Biomune's warrant activity is as follows. Warrant activity for Donlar is not included.

                                       Number of   Exercise    Weighted average
                                        shares    price range   exercise price
                                       ---------  -----------  ----------------

Outstanding as of January 1, 1999             -      $  -            $  -
   Granted                                    -         -               -
   Exercised                                  -         -               -
   Canceled                                   -         -               -
                                        -------      ----            ----

Outstanding as of December 31, 1999           -         -               -
   Granted                              650,000       .01             .01
   Exercised                                  -         -               -
   Canceled                                   -         -               -
                                        -------      ----            ----

Outstanding as of December 31, 2000     650,000      $.01            $.01
                                        =======      ====            ====

In August 2000, Donlar entered into agreement with an investment advisor in which the advisor received warrants to purchase a total of 400,000 shares of Biomune's common stock at a purchase price of $0.01 per share. The excess of the fair value of Biomune's stock at date of grant has been recorded as management, consulting and research expense in the amount of $245,000.

In November 2000, Biomune entered into a consulting agreement in which the consultant is to receive three year warrants to purchase a total of 250,000 share of Biomune's common stock at a purchase price of $0.01 per share. The excess of the fair value of Biomune's stock at date of grant over the exercise price has been recorded as deferred compensation. This is being amortized over the two-year life of the agreement.


--------------------------------------------------------------------------------

NOTE O - BENEFIT PLANS

On January 1, 1996, Donlar adopted a 401(k) savings plan. Employees meeting certain eligibility requirements, as defined, may contribute a percentage of pretax gross wages up to the legally defined deferral limit. Donlar may make discretionary contributions. As of December 31, 2000, Donlar has not made any contributions to the plan.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE P - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2000:

Donlar entered into a management consulting agreement with a shareholder and director of Donlar. The agreement provides that in consideration of the services provided by the consultant, a consulting fee will be earned, equivalent to 1% of all sales of polymer products that occur during each year of the term of the agreement. The initial payment is to be made on or before April 15, 2001, and a final payment on or before April 15, 2010.

Donlar entered into an agreement with the former president of Biomune, whereby he will act as a consultant to Donlar for a period of one year in exchange for a consulting fee of $125,000 payable on equal monthly installments.

Donlar entered into multiple debt agreements with certain shareholders, see note I.

Donlar has also entered into an employment agreement with a shareholder and key employee described in note R.


--------------------------------------------------------------------------------

NOTE Q - OPERATING LEASES

The Company leases its facilities related to continuing operations under noncancellable operating leases, which expire through March 2003. Lease expense for years ended December 31, 2000 and 1999, was approximately $51,000 and $100,000, respectively. Future minimum lease commitments are as follows:

Fiscal year                                                              Amount
-----------                                                             --------

2001                                                                    $118,044
2002                                                                      30,787
2003                                                                         397
                                                                        --------

                                                                        $149,228
                                                                        ========

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE R - COMMITMENTS AND CONTINGENCIES

In 1994, Donlar entered into a licensing agreement with a shareholder for the use of patent rights. The licensing agreement requires Donlar to pay $7,500,000 in cumulative royalties. Annual payments are based upon sales volume except that minimum annual payments of $50,000 are required to be made beginning year 2000. Royalty payments, as a percentage of sales, are 4% for the first $2,000,000 in royalties, decreasing one percentage point to a floor of 1% for each $2,000,000 in royalties paid until $7,500,000 in cumulative royalties is paid. Royalty expense relating to this agreement was $10,874 and $16,664 for the years ended December 31, 2000 and 1999, respectively. While royalties have been accrued based on 4% of agricultural sales, royalties were first paid beginning July 1999.

Donlar maintains an employment agreement expiring on June 30, 2001, renewable for two additional years at the employee's option, with a certain key employee providing for minimum aggregate annual payments of $185,000 and severance in the event of termination. Under the agreement, the employee is also eligible for cash and stock bonuses. Donlar has also agreed to provide $550,000 in life insurance coverage for the employee.

Donlar and Dr. Gerald Gleich, Vice President of Research of its subsidiary, Donlar Pharmaceutical Corporation, entered into an agreement in May, 1997, whereby Donlar purchased certain patents relating to the use of polyaspartates in a wide variety of allergic conditions. In return for those patents, Dr. Gleich was granted a 10% interest in Donlar Pharmaceutical Corporation and the right to receive royalties on sales of products based on those patents at rates ranging from 0.5% to 2.0%, to a maximum aggregate royalty of $10 million. No value has been assigned to the acquired patents. The length of time involved in realizing the value from a pharmaceutical patent makes such a valuation not determinable.


--------------------------------------------------------------------------------

NOTE S - SIGNIFICANT SOURCE OF REVENUES

The Company had sales to certain customers that have accounted for at least 10% of the Company's net revenue. Customer information is as follows for the years ended December 31, 2000 and 1999.

                                                       Percentage of
                    Percentage of net revenues      accounts receivable
                    --------------------------      -------------------
                      2000               1999              2000
                      ----               ----              ----
Agri Sciences
Customer A            8.7%               13.1%                0%

BioPolymers
Customer B           29.1%               21.2%             22.6%
Customer C           10.3%                0.8%             31.5%

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE T- SEGMENT DISCLOSURE

The Company has three reportable segments: Agri Sciences, BioPolymers and Optim Nutrition. All three are in the market development stage of operation. The Agri Sciences segment has derived its revenues to date from the agricultural market in the United States, in which its products are used as a plant nutrient absorption enhancer. The BioPolymers segment has derived its revenues to date from the water technology and detergents industries in Europe. The products perform as biodegradable scale and corrosion inhibitors in water processing and as anti-redeposition agents in detergents. The third segment, Optim Nutrition, derives its revenue from nutraceutical distributors and wholesalers. These products provide nutraceutical supplements designed to provide or increase protective immunities to disease and to provide nutritional supplementation.

The Agri Sciences and BioPolymers segments rely on common manufacturing facilities in the United States. Excess capacity costs associated with those facilities and the write-down of raw material inventory to market value are charged to cost of product, but are not allocated to segments. The Optim Nutrition segment uses a third party to manufacture the product and only serves as a distributor. Unallocated costs relating to corporate headquarters in the United States include legal, accounting, administrative and certain general research costs. Costs incurred outside the United States are not material. Long lived assets and related depreciation, as well as inventory are not separately identified by segment. Interest income and expense is not allocated by segment.

                                                      Years ended December 31,
                                                   -----------------------------
                                                       2000              1999
                                                   -----------       -----------
Revenues
   Agri Sciences                                   $   307,073       $   415,692
   BioPolymers                                         890,488           378,031
   Optim Nutrition                                     184,433                 -
                                                   -----------       -----------

         Total                                       1,381,994           793,723
                                                   -----------       -----------

Allocated costs
   Life Sciences                                     1,292,851         2,829,519
   BioPolymers                                       1,470,976         1,164,575
   Optim                                               155,114                 -
Unallocated costs
   Cost of product                                   1,347,310         3,309,681
   Selling, general and administrative               2,540,071         1,227,153
   Other expenses                                    7,239,542         4,412,497
                                                   -----------       -----------

         Loss before income tax                    $12,663,870       $12,149,702
                                                   ===========       ===========

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE U - SUBSEQUENT EVENTS

In January 2001, the group of insurance companies which provided the financing described in note I, purchased 1,500,000 shares of Donlar's common stock for $714,593.

In January 2001, substantially all assets of Donlar, with the exception of the intellectual property, were transferred to the Company.

In February 2001, the Company was forgiven of its outstanding liability on its line of credit for $75,000 in exchange for the related party notes receivable plus account interest described in note G. The Company recorded a gain of $361 on the transaction.

In January 2001, the Company entered into an agreement with a media relations firm. This agreement is for a period of one year, and the Company has issued the firm warrants to purchase 1,250,000 shares of Biomune's common stock at an exercise price of $0.01 per share. These warrants can only be exercised if Biomune's common stock trades above $5.00 a share for a period of 60 consecutive days.