Form 10QSB
period 2001-03-31
BIOMUNE SYSTEMS INC
filed 2001-05-18
CIK 714634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____________ to _________________

                           Commission File No. 0-11472

                              BIOMUNE SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        87-0380088
--------------------------------             -----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


              6502 South Archer Road, Bedford Park, Illinois 60501
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (708) 563-9200
                          -----------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock as of March 31, 2001 was 44,649,500.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX

PART I.   FINANCIAL INFORMATION

     1.   Financial Statements

          Condensed and Consolidated Balance Sheet as of
          March 31, 2001 (Unaudited)                                          2

          Condensed and Consolidated Statement of Operations
          for the three months ended March 31, 2000 and 2001 (Unaudited)      3

          Condensed and Consolidated Statement of Shareholders' Deficit
          for the three months ended March 31, 2001                           4

          Condensed and Consolidated Statements of Cash Flows
          for the three months ended March 31, 2000 and 2001 (Unaudited)      5

          Notes to Condensed and Consolidated Financial Statements            6

     2.   Management's Discussion and Analysis or Plan of Operation           8

PART II.  OTHER INFORMATION

     2.   Changes in Securities                                               9

     5.   Other Information                                                   9

     6.   Exhibits and Reports on Form 8-K                                   10

                          PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2001

--------------------------------------------------------------------------------

                                     ASSETS

Current assets
 Cash                                                             $      5,101
 Receivables, less allowance for doubtful accounts of $14,125          304,955
 Notes receivable, net                                                  57,422
 Inventories, net                                                    2,517,609
 Prepaid expenses                                                      280,574
                                                                  ------------

     Total current assets                                            3,165,661

Investment in equity securities                                        864,434
Property and equipment, net                                         10,199,880
Investment and advances to affiliate, net                                    -
Other assets
 Goodwill, net of accumulated amortization of $129,339               1,422,734
 Other                                                                  13,579
                                                                  ------------

                                                                  $ 15,666,288
                                                                  ============

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
 Current portion of convertible debt                              $  1,298,765
 Short term notes payable                                            2,847,644
 Accounts payable                                                    1,239,612
 Accrued expenses                                                    4,014,107
                                                                  ------------

     Total current liabilities                                       9,400,128

Notes payable                                                       10,492,143
Convertible debt                                                    16,614,561

Shareholders' deficit
 Preferred stock, $.0001 par value                                     198,453
 Common stock, $.0001 par value                                              -
 Additional paid-in capital                                         59,053,959
 Stock subscriptions receivable                                        (31,987)
 Deferred stock compensation                                          (245,833)
 Accumulated deficit                                               (79,815,136)
                                                                  ------------

     Total shareholders' deficit                                   (20,840,544)
                                                                  ------------

                                                                  $ 15,666,288
                                                                  ============


The accompanying notes are an integral part of this unaudited condensed consolidated balance sheet statement.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31,

----------------------------------------------------------------------------------------------

                                                                    2001              2000
                                                                ------------      ------------
Revenues                                                        $    605,773      $    399,343

Cost of revenue                                                      785,690           477,340
Research and Development                                             271,331           336,132
Selling, general and administrative                                1,664,953           706,042
                                                                ------------      ------------

     Total operating expenses                                      2,721,974         1,519,514
                                                                ------------      ------------

Loss from operations                                              (2,116,201)       (1,120,171)

Other income (expense)
 Interest income                                                       8,929             1,182
 Interest expense                                                 (2,563,360)       (1,471,151)
                                                                ------------      ------------

     Total other expense                                          (2,554,431)       (1,469,969)
                                                                ------------      ------------

Loss before income taxes                                          (4,670,632)       (2,590,140)
Provision for income taxes                                                 -                 -
                                                                ------------      ------------

     Net loss                                                     (4,670,632)       (2,590,140)

Preferred stock dividends and beneficial conversion premium             (656)                -
                                                                ------------      ------------

     Net loss applicable to common shares                       $ (4,671,288)     $ (2,590,140)
                                                                ------------      ------------

Per common share:
Basic:
 Net loss                                                               (.11)             (.09)

Diluted:
 Net loss                                                               (.11)             (.09)

Weighted average shares of common stock outstanding:
 Basic                                                            44,032,833        28,060,040
 Diluted                                                          44,032,833        28,060,040


The accompanying notes are an integral part of this unaudited condensed consolidated balance sheet statement.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2001


------------------------------------------------------------------------------------------------------------------------------------

                                                                          Series A                Series B          Additional
                                                 Common Stock          Preferred stock        Preferred stock        paid-in
                                              Shares      Amount     Shares      Amount      Shares    Amount        capital
                                           -------------  ------   -----------------------   -------  ---------   --------------
Begin Balance per GT                          42,999,500  $    -      39,124   $   191,057      449   $   6,740   $   58,543,186

Shares Issued to Media Relations Firm          1,250,000       -           -             -        -           -        1,171,875
Amortization of Deferred Compensation                  -       -           -             -        -           -                -
Warrants exercised                               400,000       -           -             -        -           -            4,000
Net Loss                                               -       -           -                      -           -                -
Preferred Stock Dividends                              -       -         131           656        -           -                -
Sale of Donlar Common Stock                            -       -           -             -        -           -          714,593
Cancel Donlar Stock Options                            -       -           -             -        -           -         (207,820)
                                           -------------  ------   ---------   -----------   ------   ---------   ---------------

End Balance                                   44,649,500  $    -      39,255   $   191,713      449   $   6,740   $   60,225,834
                                           =============  ======   =========   ===========   ======   =========   ===============


------------------------------------------------------------------------------------------------------------

                                              Stock         Deferred        Accumulated
                                           Subscription   Compensation        Deficit            Total
                                           ------------   -------------   ---------------   ---------------
Begin Balance per GT                       $    (31,987)  $    (282,708)  $   (75,765,098)  $   (17,338,810)

Shares Issued to Media Relations Firm                 -        (703,125)                -           468,750
Amortization of Deferred Compensation                 -         189,375                 -           189,375
Warrants exercised                                    -               -                 -             4,000
Net Loss                                              -               -        (4,670,632)       (4,670,632)
Preferred Stock Dividends                             -               -              (656)                -
Sale of Donlar Common Stock                           -               -                 -           714,593
Cancel Donlar Stock Options                           -               -                 -          (207,820)
                                           ------------   -------------   ---------------   ---------------

End Balance                                $    (31,987)  $    (796,458)  $   (80,436,386)  $   (20,840,544)
                                           ============   =============   ===============   ===============



The accompanying notes are an integral part of this unaudited condensed consolidated balance sheet statement.

BIOMUNE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31,

-------------------------------------------------------------------------------------------

                                                                  2001            2000
                                                              -----------      -----------
Cash flows from operating activities
 Net loss                                                     $(4,670,632)     $(2,590,140)
 Adjustments to reconcile net loss to net cash
  used in operating activities
   Depreciation and amortization                                  386,085          256,461
   Issuance of Common Stock for Services                          621,250                -
   Compensation expense related to options and warrants          (207,820)           1,880
   Interest expense related to amortization of debt discount    1,652,800          598,709
   Change in assets and liabilities
     Receivables                                                 (110,662)         (81,373)
     Inventories                                                  173,404           57,872
     Prepaid expenses and other assets                            108,342          (19,057)
     Accounts payable                                             304,107          (48,237)
     Accrued expenses                                             287,781          638,927
                                                              -----------      -----------

      Net cash used in operating activities                    (1,455,345)      (1,184,958)

Cash flows from investing activities
 Proceeds from sale of property and equipment                       3,100                -
 Investments in patents                                                 -          (47,179)
 Purchase of property and equipment                               (52,183)         (16,855)
                                                              -----------      -----------

      Net cash used in investing activities                       (49,083)         (64,034)

Cash flows from financing activities
 Principal repayments of convertible notes                       (135,498)               -
 Proceeds from notes payable                                       50,000                -
 Issuance of common stock                                         714,593
 Proceeds from exercise of stock options and warrants               4,000                -
 Payments received on stock subscription receivable                     -          414,502
 Proceeds from issuance of convertible notes                            -        1,125,000
                                                              -----------      -----------

      Net cash provided by financing activities                   633,095        1,539,502
                                                              -----------      -----------

Net (decrease) increase in cash and cash equivalents             (871,333)         290,510

Cash and cash equivalents at beginning of year                    876,434          379,278
                                                              -----------      -----------

Cash and cash equivalents at end of year                      $     5,101      $   669,788
                                                              ===========      ===========

Supplemental disclosure of cash flow information:
 Interest paid                                                $   637,962      $   872,442
 Income tax paid                                                        -                -


The accompanying notes are an integral part of this unaudited condensed consolidated balance sheet statement.

Notes to Condensed Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. For further information refer to the Consolidated Financial Statements and footnotes included in Biomune Systems, Inc.'s (the Company's or Biomune's) Annual Report on Form 10-K for the year ended December 31, 2000.

In management's opinion, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments except as discussed below, which the Company considers necessary for a fair presentation of the results for the period. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

REPORTING ENTITY

On August 7, 2000, Donlar Corporation ("Donlar") entered into an agreement with Biomune to purchase 427,311 shares of Biomune's common stock, approximately 19.9% of the outstanding shares, in exchange for a 10% note due December 31, 2000 in the principal amount of $1,115,025 (the "Note"). On November 3, 2000, Donlar and Biomune amended this agreement. The restructured transaction took place in three phases. First, Biomune completed a 1 for 5 reverse split of its common stock. Secondly, Donlar paid $563,500 in cash as a partial payment on the Note and received 1,127,000 shares of Biomune's common stock.

Thirdly, Donlar transferred the exclusive right to distribute and the exclusive right to all future sales from Donlar's crop nutrition management and oil field products to Biomune. Biomune also received the rights to certain research and development activity of Donlar and $1,850,000 in cash in exchange for issuing 40,152,520 additional shares of Biomune's common stock to Donlar, so that upon completion of these transactions Donlar owned 96% of Biomune's common stock. Donlar also agreed to transfer to Biomune the balance of its assets and related liabilities, except for Donlar's existing patent rights and all intellectual property relating to Donlar's genetic research activities. This transfer of assets and liabilities took place on January 19, 2001.

Since the foregoing transactions represent a change in control of Biomune, the transactions have been accounted for as a reverse acquisition whereby Donlar was treated as the acquirer and Biomune as the acquiree. The enclosed financial statements are based on Donlar's historical data for the three month period ended March 31, 2000. From the date of acquisition, November 3, 2000, the financial statements include the activity of both Biomune and Donlar.

EQUITY TRANSACTIONS

During November 2000, Donlar transferred eight million shares of Biomune's common stock to a shareholder and former director of Donlar. These shares were transferred as a loan to this individual and were used by this individual as collateral to obtain a personal loan. The bank which issued the personal loan currently holds these shares, therefore leaving Donlar with approximately an 75% interest in Biomune. These shares are to be returned to Donlar upon repayment of the personnel loan, however the loan has not been repaid to date. When the Biomune shares are distributed to the Donlar shareholders, the Company will reduce the distribution of Biomune's stock to this individual, who owns approximately 4.8% of the outstanding common stock of Donlar. The Company will also reduce the amount of Biomune shares that will be distributed to a major shareholder and the President of the Company, who in aggregate own approximately 50% of the common stock of Donlar.

In January 2001, Donlar sold 1,500,000 shares of its common stock to an investor for $714,593. Since November 3, 2000, the financial statements of the Company include the activity of both Biomune and Donlar. Accordingly, for accounting purposes, the issuance of these shares have been treated as a Biomune transaction.

In January 2001, the Company entered into an agreement with a media relations firm. This agreement is for a period of one year, and the Company has issued the firm warrants to purchase 1,250,000 shares of Biomune's common stock at an exercise price of $0.01 per share. These warrants can only be exercised if Biomune's common stock trades above $5.00 a share for a period of 60 consecutive days. This agreement was cancelled in April 2001 when the Company entered into a new agreement effective January 20, 2001 with the same media relations firm. The term of the new agreement is one year and the Company issued 500,000 shares of Biomune's common stock in connection with the execution of the agreement. The Company recorded $468,750 of general and administrative expenses which is the fair value of the stock issued. Additionally, the Company issued the firm 750,000 shares of Biomune's common stock which will be held in an escrow account until completion of the terms of the agreement. The fair value of these 750,000 shares were recorded as deferred compensation in the amount of $703,125. This amount is being amortized over one year, the life of the agreement, as adjusted for changes in fair value over the term of the agreement.

In March 2001, an investment advisor exercised a warrant to purchase 400,000 shares of Biomune's common stock for $0.01 a share, pursuant to its August 2000 agreement.

SUBSEQUENT EVENTS

In April 2001, the Company entered into a management services agreement with an investment advisor. In exchange for the services performed relating to potential acquisitions, the Company issued to the investment advisor 1,000,000 shares of Biomune's common stock. The Company will record $1,230,000 in general and administrative expenses during April 2001 equal to the fair value of these shares.

On April 15, 2001, several convertible notes payable totaling $763,500 became due. These notes have not been paid or extended. The Company is currently negotiating to extend or repay the notes.

On April 30, 2001, a $3,000,000 note payable to an investor in the Company became due. This note was amended and now has a maturity date of October 31, 2001.

ITEM 2 - Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

This report and the documents incorporated by reference in this report contain forward-looking statements. These forward-looking statements are based on management's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially from those expressed or forecasted in any forward-looking statements as a result of a variety of factors, including those set forth in "Description of Business." The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Description of Business

For information concerning the acquisition of Biomune by Donlar, see "Notes to Condensed Consolidated Financial Statements - REPORTING ENTITY."

Results of Operations

Comparison of the three months ended March 31, 2001 with the three months ended March 31, 2000.

During the three months ended March 31, 2001, the Company had revenues of $605,773, compared to $399,343 for the comparable three-month period in 2000. The increase in sales was due to growth in the BioPolymers segment from new customers and new products.

Cost of revenues was $785,690 for the three months ended March 31, 2001, compared to $477,340 for the same period in 2000. This increase in cost of revenues is proportionate to the increase in revenue.

Operating expenses were $2,721,974 for the three-month period ended March 31, 2001, compared to $1,519,514 for the three month period ended March 31, 2000. This increase relates to the increased sales, as well as additional costs associated with Biomune.

Interest expense increased from $1,471,151 for the first three months of 2000 to $2,563,360 for the first three months of 2001. This increase was due to increases in borrowings and in the amortization of debt discount.

During the three months ended March 31, 2001, the Company had a net loss of $4,670,632 compared to a net loss of $2,590,140 for the three months ended March 31, 2000. This increase in the net loss was attributable primarily to the increase in interest expense and operating expenses.

The Company has deferred consulting expense related to shares issued under consulting agreements, and these deferred amounts are being expensed over the terms of their agreement. Total amortization of these deferred consulting expenses was $189,375 for the three months ended March 31, 2001.

Liquidity and Capital Resources

Historically, Biomune has been unable to finance its operations from cash flows from operating activities. Biomune expects it will require substantial funds to continue operations. As of March 31, 2001, Biomune had cash of $5,101; however, it did not have any plan for its continued financing.

PART II OTHER INFORMATION

Item 2.   Changes in Securities

In January 2001, Donlar sold 1,500,000 unregistered shares of common stock for $714,593, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), to an investor. Since November 3, 2000, the financial statements of the Company include the activity of both Biomune and Donlar. Accordingly, for accounting purposes, the issuance of these shares have been treated as a Biomune transaction.

In March 2001, an investment advisor exercised warrants to purchase 400,000 unregistered shares of the Company's common stock for $0.01 per share pursuant to Section 4(2) of the Act.

Item 5.   Other Information

In November 2000, 8 million shares (the "Shares) of the Company's common stock owned by Donlar were transferred to a shareholder and former director of Donlar. These Shares were transferred as a loan to this individual and were delivered by him to a commercial bank as collateral for a loan to him from the bank for an unrelated transaction. The understanding between the Company and the individual was that the Share loan transaction was to be of short-term duration, and that the Shares were to be returned to the Company after the individual either provided the bank with substituted collateral or paid the loan.

Since that time, the bank has advised the Company and Donlar that the loan has not been paid and substituted collateral has not been provided. The bank continues to hold the Shares.

The Company's long-term strategy is to merge with Donlar, and, in connection with that merger, to distribute the common stock of the Company owned by Donlar to the shareholders of Donlar. When the Biomune shares are distributed to the Donlar shareholders, the Company will reduce the distribution of Biomune's stock to this individual, who owns approximately 4.8% of the outstanding common stock of Donlar. The Company will also reduce the amount of Biomune shares that will be distributed to a major shareholder and the President of the Company, who in aggregate own approximately 50% of the common stock of Donlar.


In April 2001, the Company entered into a management services agreement with an investment advisor. In exchange for services performed relating to potential acquisitions, the Company issued 1,000,000 registered shares of common stock.

In May 2001, effective January 2001, the Company issued 1,250,000 unregistered shares of common stock to a media relations firm for services performed pursuant to an agreement entered into in January 2001.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

       Exhibit No.      Exhibit Description
       -----------      -------------------

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

          10.122$       Non-Competition Agreement with Amerifit Nutrition, Inc.

          10.123$$ 1999 Stock Option and Incentive Plan of Biomune effective as of January 1, 1999

          10.124$$ Form of Incentive Stock Option Grant and Agreement between Biomune and certain directors, officers and employees of Biomune

          10.125$$ Form of Stock Option Grant and Agreement between Biomune and certain directors, officers and employees of Biomune

          10.126$$      Form of Stock Award Letter.

          10.127$$$     Promissory Note in the principal amount of
                        $1,115,024.80, dated as of August 7, 2000.

          10.130@       Capital Contribution, Assignment and Assumption
                        Agreement

          10.131@@      Form of Consulting Agreement with Peter Frugone

          10.132        Form of Consulting Agreement with Media Relations
                        Strategy, Inc.

-----------------------

     # Incorporated by reference to Biomune's Periodic Report on Form 10-K/A for the fiscal year ended September 30, 1995.

     * Incorporated by reference to Biomune's Periodic Report on Form 10-KSB for the fiscal year ended September 30, 1994.

     ** Incorporated by reference to Biomune's Periodic Report on Form 10-K for the fiscal year ended September 30, 1993 and the two month period ended November 30, 1993.

     *** Incorporated by reference to Biomune's Periodic Report on Form 10-K for the fiscal year ended September 30, 1992.

     + Incorporated by reference to Biomune's Periodic Report on Form 10-KSB for the fiscal year ended September 30, 1996.

     ++ Incorporated by reference to Biomune's Periodic Report on Form 10-KSB for the fiscal year ended September 30, 1998.

     +++ Incorporated by reference to Biomune's Periodic Report on Form 10-KSB for the fiscal year ended September 30, 1999.

     $ Incorporated by reference to Biomune's Periodic Report on Form 10-QSB for the period ending December 31, 1999.

     $$ Incorporated by reference to Biomune's Periodic Report on Form S-8 filed on February 2, 2000.

     $$$ Incorporated by reference to Biomune's Periodic Report on Form 8-K filed on August 15, 2000.

     @ Incorporated by reference to Biomune's Periodic Report on Form 8-K filed on January 22, 2001.

     @@ Incorporated by reference to Biomune's Periodic Report on Form S-8 filed on May 2, 2001.


(b) Reports on Form 8-K.

A Report on Form 8-K was filed on January 22, 2001, reporting that Donlar transferred all of Donlar's assets and associated liabilities, excluding those related to Donlar's existing patent rights and all intellectual property relating to its genetic (recombinant DNA) research activities, to Biomune as a capital contribution.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BIOMUNE SYSTEMS, INC.


Dated: May 18, 2001                     By: /s/ Larry P. Koskan
                                           -------------------------------------
                                           Larry P. Koskan, President and
                                           Chief Executive Officer