Form 10QSB
period 2001-06-30
DONLAR BIOSYNTREX CORP
filed 2001-08-20
CIK 714634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from ____________ to _________________

                           Commission File No. 0-11472

                         DONLAR BIOSYNTREX CORPORATION.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                         87-0380088
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                  (IRS Employer
or organization)                                             Identification No.)


              6502 South Archer Road, Bedford Park, Illinois 60501
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (708) 563-9200
                           ---------------------------
                           (Issuer's telephone number)

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

The number of shares outstanding of the registrant's common stock as of August 14, 2001 was 45,761,612.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

                                      INDEX

PART I.  FINANCIAL INFORMATION

     1.  Financial Statements

         Condensed and Consolidated Balance Sheet as of
         June 30, 2001 (Unaudited)                                             2

         Condensed and Consolidated Statements of Operations
         for the three and six months ended June 30, 2000 and
         2001 (Unaudited)                                                      3

         Condensed and Consolidated Statement of Shareholders' Deficit
         for the six months ended June 30, 2001                                4

         Condensed and Consolidated Statements of Cash Flows
         for the six months ended June 30, 2000 and 2001 (Unaudited)           5

         Notes to Condensed and Consolidated Financial Statements              6

     2.  Management's Discussion and Analysis or Plan of Operation             8

PART II. OTHER INFORMATION

     2.  Changes in Securities 10

     4.  Submission of Matters to a Vote of Security Holders                  10

     5.  Other Information 10

     6.  Exhibits and Reports on Form 8-K                                     11

                          PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2001
--------------------------------------------------------------------------------

                                     ASSETS

Current assets
 Cash                                                              $      4,746
 Receivables, less allowance for doubtful accounts of $14,125           350,055
 Inventories, net                                                     2,287,761
 Prepaid expenses                                                       117,217
                                                                   -------------

     Total current assets                                              2,759,779

Investment in equity securities                                         864,434
Property and equipment, net                                           9,982,748
Investment and advances to affiliate, net                                     -
Other assets
 Goodwill, net of accumulated amortization of $193,823                1,345,130
 Other                                                                   10,579
                                                                   -------------

                                                                   $ 14,962,670
                                                                   =============

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
 Current portion of convertible debt                                $  1,460,256
 Short term notes payable                                              3,050,000
 Accounts payable                                                      1,568,277
 Accrued expenses                                                      4,903,636
                                                                   -------------

     Total current liabilities                                        10,982,169

Notes payable                                                        10,598,704
Convertible debt                                                     16,640,853

Shareholders' deficit
 Preferred stock, $.0001 par value                                      199,109
 Common stock, $.0001 par value                                               -
 Additional paid-in capital                                          61,848,450
 Stock subscriptions receivable                                         (31,987)
 Deferred stock compensation                                           (768,333)
 Accumulated deficit                                                (84,506,295)
                                                                   -------------

     Total shareholders' deficit                                    (23,259,056)
                                                                   -------------

                                                                   $ 14,962,670
                                                                   =============

The accompanying notes are an integral part of this unaudited condensed consolidated balance sheet statement.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30
--------------------------------------------------------------------------------

                                             For the three months          For the six months
                                                ended June 30,               ended June 30,
                                          -------------------------    --------------------------
                                              2001          2000          2001          2000
                                          -----------   -----------    ------------  ------------
Revenues                                  $  626,747    $  183,388     $ 1,232,520   $   582,731

Cost of revenue                              632,464       468,625       1,418,154       945,965
Research and Development                     208,317       372,350         479,648       708,482
Selling, general and administrative        2,369,171       710,774       4,034,124     1,416,816
                                          -----------   -----------    ------------  ------------

     Total operating expenses              3,209,452     1,551,749       5,931,926     3,071,263
                                          -----------   -----------    ------------  ------------

Loss from operations                      (2,583,205)   (1,368,361)     (4,699,406)   (2,488,532)

Other income (expense)
 Interest income                                  27         3,207           8,954         4,389
 Interest expense                         (1,486,073)   (1,525,566)     (4,049,433)   (2,996,717)
                                          -----------   -----------    ------------  ------------

     Total other expense                  (1,486,046)   (1,522,359)     (4,040,479)   (2,992,328)
                                          -----------   -----------    ------------  ------------

Loss before income taxes                  (4,069,251)   (2,890,720)     (8,739,885)   (5,480,860)
Provision for income taxes                         -             -               -             -
                                          -----------   -----------    ------------  ------------

     Net loss                             (4,069,251)   (2,890,720)     (8,739,885)   (5,480,860)

Preferred stock dividends and                   (656)            -          (1,312)            -
  beneficial conversion premium           -----------   -----------    ------------  ------------

     Net loss applicable to common shares (4,069,907)   (2,890,720)     (8,741,197)   (5,480,860)
                                          -----------   -----------    ------------  ------------

Per common share:
Basic:
 Net loss                                    $ (0.09)      $ (0.10)        $ (0.20)      $ (0.19)

Diluted:
 Net loss                                    $ (0.09)      $ (0.10)        $ (0.20)      $ (0.19)

Weighted average shares of
  common stock outstanding:
 Basic                                    44,548,500    30,106,791      44,032,167    29,424,541
 Diluted                                  44,548,500    30,106,791      44,032,137    29,424,541

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2001
-------------------------------------------------------------------------------

                                                                Series A         Series B
                                           Common Stock     Preferred stock   Preferred Stock
                                      -------------------------------------------------------
                                         Shares    Amount   Shares   Amount   Shares   Amount
                                      --------------------------------------------------------
Begin balance as of January 1, 2001    42,999,500   $   -   39,124  $191,057     449   $6,740

Shares and warrants issued for service  2,292,779       -        -         -       -        -
Amortization of deferred compensation           -       -        -         -       -        -
Warrants exercised                        418,000       -        -         -       -        -
Net loss                                        -       -        -         -       -        -
Preferred stock dividends                       -       -      232     1,312       -        -
Sale of Donlar stock                            -       -        -         -       -        -
Cancellation of Donlar stock options            -       -        -         -       -        -
                                      --------------------------------------------------------

End Balance as of June 30, 2001        45,710,279   $   -   39,356  $192,369     449   $6,740
                                      ========================================================

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                                       Additional     Stock
                                        paid-in    subscription   Deferred           Accumulated
                                        capital     receivable  compensation     deficit        Total
                                      --------------------------------------------------------------------
Begin balance as of January 1, 2001   $58,543,186    $ (31,987)  $ (282,708)  $(75,765,098) $(17,338,810)

Shares and warrants issued for service  2,845,165     (703,125)           -              -     2,142,040
Amortization of deferred compensation           -            -      217,500              -       217,500
Warrants exercised                         49,000            -            -              -        49,000
Net loss                                        -            -            -     (8,739,885)   (8,739,885)
Preferred stock dividends                       -            -            -         (1,312)            -
Sale of Donlar stock                      714,593            -            -              -       714,593
Cancellation of Donlar stock options     (303,494)           -            -              -      (303,494)
                                      --------------------------------------------------------------------

End Balance as of June 30, 2001       $61,848,450   $ (735,112)   $ (65,208)  $(84,506,295   $(23,259,056)
                                      ====================================================================

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30,

--------------------------------------------------------------------------------
                                                         2001           2000
                                                     -----------    -----------
Cash flows from operating activities
 Net loss                                            $(8,739,885)   $(5,480,859)
 Adjustments to reconcile net loss to net cash
  used in operating activities
   Depreciation and amortization                         693,375        514,308
   Compensation expense related to options             2,040,020         22,680
     and warrants
   Gain on sale of property and equipment                   (360)             -
   Interest expense related to amortization of         2,224,500      1,213,978
     debt discount
   Change in assets and liabilities
    Receivables                                         (195,075)        77,061
    Inventories                                          403,252        175,362
    Prepaid expenses and other assets                    254,482        (15,950)
    Accounts payable                                     625,280         26,745
    Accrued expenses                                   1,177,307        873,878
                                                     ------------   ------------

     Net cash used in operating activities            (1,534,948)    (2,592,797)

Cash flows from investing activities
 Purchase of property and equipment                      (94,113)      (154,619)
 Proceeds from sale of property and equipment              4,278              -
                                                     ------------   ------------

    Net cash used in investing activities                (89,835)      (154,619)

Cash flows from financing activities
 Principal repayments of convertible notes              (125,498)      (122,868)
 Proceeds from notes payable and line of credit          125,000              -
 Issuance of Donlar common stock                         714,593        320,000
 Proceeds from exercise of warrants                       49,000              -
 Proceeds from subscriptions receivable                        -        414,502
 Proceeds from issuance of convertible notes                   -      1,767,000
                                                     ------------   ------------

     Net cash provided by financing activities           763,095      2,378,634
                                                     ------------   ------------

Net (decrease) in cash and cash equivalents             (861,688)      (368,782)

Cash and cash equivalents at beginning of year           876,434        379,278
                                                     ------------   ------------

Cash and cash equivalents at June 30                 $    14,746    $    10,496
                                                     ============   ============

Supplemental disclosure of cash flow information:
 Interest paid                                       $   643,571    $   734,650
 Income tax paid                                               -              -

Non-cash transactions
In 2001, the Company was forgiven its liability on its line of credit of $75,000 in exchange for related-party notes receivable with a book value of $74,639.

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Notes to Condensed Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. For further information refer to the Consolidated Financial Statements and footnotes included in Donlar Biosyntrex Corporation's, formerly Biomune Systems, Inc., (the "Company" or "Donlar Biosyntrex") Annual Report on Form 10-KSB for the year ended December 31, 2000

In management's opinion, the condensed consolidated financial statements include all adjustments consisting only of normal recurring adjustments except as discussed below, which the Company considers necessary for a fair presentation of the results for the period. Operating results for the fiscal period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.

REPORTING ENTITY

On August 7, 2000, Donlar Corporation ("Donlar") entered into a agreement with Donlar Biosyntrex to purchase 427,311 shares of Donlar Biosyntrex's common stock, approximately 19.9% of the outstanding shares in exchange for a $1,115,025, 10% note due December 31, 2000. On November 3, 2000, Donlar and Donlar Biosyntrex amended this agreement. The restructured transaction took place in three phases. First, Donlar Biosyntrex completed a 1 for 5 reverse split of its common stock. Secondly, Donlar paid $563,500 in cash as a partial payment on the $1.1 million note and received 1,127,000 shares of Donlar Biosyntrex's common stock.

Thirdly, Donlar transferred the exclusive right to distribute and the exclusive right to all future sales from Donlar's crop nutrition management and oil field products to Donlar Biosyntrex. Donlar Biosyntrex also received the rights to certain research and development activity of Donlar and $1,850,000 in cash in exchange for issuing 40,152,520 additional shares of Donlar Biosyntrex's common stock to Donlar, so that upon completion of these transactions Donlar owned 96% of Donlar Biosyntrex's common stock. Donlar also agreed to transfer to Donlar Biosyntrex the balance of its assets and related liabilities, except for Donlar's existing patent rights and all intellectual property relating to Donlar's genetic research activities. This transfer of assets and liabilities took place on January 19, 2001.

Since the foregoing transactions represent a change in control of Donlar Biosyntrex, the transactions have been accounted for as a reverse acquisition whereby Donlar was treated as the acquirer and Donlar Biosyntrex as the acquiree. The enclosed financial statements are based on Donlar's historical data for the three month and six month periods ended June 30, 2000. From the date of acquisition, November 3, 2000, the financial statements include the activity of both Donlar Biosyntrex and Donlar.

EQUITY TRANSACTIONS

In January 2001, Donlar sold 1,500,000 shares of its common stock for $714,593.

In January 2001, the Company entered into an agreement with a media relations firm. This agreement is for one year and the Company issued 500,000 shares of Donlar Biosyntrex's common stock in connection with the execution of the agreement. The Company recorded $468,750 of general and administrative expenses, which is the fair value of the stock issued. Additionally, the Company issued the media relations firm 750,000 shares of Donlar Biosyntrex's common stock to be held in an escrow account until completion of the terms of the agreement. The fair value of these 750,000 shares was recorded as deferred compensation in the amount of $703,125. This amount is being amortized over one year, the life of the agreement, as adjusted for changes in fair value over the term of the agreement. On August 3, 2001, the 750,000 shares were released from escrow and delivered to the media relations firm.

In March 2001, an investment advisor exercised a warrant to purchase 400,000 shares of Donlar Biosyntrex's common stock for $0.01 a share, pursuant to its August 2000 agreement with the Company.

In April 2001, the Company was forgiven its outstanding liability on a line of credit for $75,000 in exchange for the related party notes receivable plus accrued interest. The Company recorded a gain of $361 on the transaction.

In April 2001, the Company entered into a management services agreement with the investment advisor referred to above. In exchange for the services performed relating to potential acquisitions, the Company issued 1,000,000 shares of Donlar Biosyntrex's common stock to the investment advisor. The Company recorded $1,230,000 in general and administrative expenses during April 2001 equal to the fair value of these shares.

On April 15, 2001, several convertible notes payable totaling $763,500 became due. The Company is currently attempting to negotiate an extension of the notes.

On April 30, 2001, the $3 million note payable to a director of the Company became due. This note was amended and now has a maturity date of October 31, 2001.

On May 11, 2001, the Company issued a warrant to purchase 500,000 shares of common stock at $2.50 a share to the investment advisor referred to above. In connection with this transaction, the Company recorded $403,900 of general and administrative expenses which is the fair value of the stock issued. On June 6, 2001, this investment advisor partially exercised the warrant to purchase 18,000 shares.

In June 2001, the Company issued 114,000 shares of common stock to the former president of the Company in payment of fees owed to him.

SUBSEQUENT EVENTS

In July 2001, the Company issued 51,300 shares of common stock to various consultants in payment of fees owed to them.

Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS 141) Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

- All business combinations initiated after June 30, 2001, must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

- Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

- Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of approximately $260,000 and $65,000 will no longer be recognized. By December 31, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

ITEM 2 - Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

This report and the documents incorporated by reference in this report contain forward-looking statements. These forward-looking statements are based on management's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially from those expressed or forecasted in any forward-looking statements as a result of a variety of factors. The Company undertakes no obligations to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Description of Business

Donlar Biosyntrex is a leader in "green chemistry" and provides patented proteins that enable products and processes to be safer, more efficient and environmentally friendly. The Company's products are being introduced into a variety of industrial, agricultural and consumer markets, including oil production, industrial water treatments, crop nutrition management and consumer products such as diapers. Founded in 1990 and headquartered in Bedford Park, Illinois, Donlar Biosyntrex has more than 130 global patents on its technology and received the first Presidential Green Chemistry Challenge Award from the Environmental Protection Agency for the development of its new thermal polyaspartate (TPA) synthetic proteins. Donlar Biosyntrex products are manufactured in the Company's facility located in Peru, Illinois. Donlar maintains a web page at www.donlar.com.

For information concerning the acquisition of Donlar Biosyntrex by Donlar, see "Notes to Condensed Consolidated Financial Statements- REPORTING ENTITY."

Results of Operations

Comparison of the three months ended June 30, 2001, with the three months ended June 30, 2000.

During the three months ended June 30, 2001, the Company had revenues of $626,747 compared to $183,388 for the comparable three-month period in 2000. The increase in sales was due to growth in the BioPolymers segment of the Company's business from new customers and additional product sales.

Cost of revenues was $632,464 for the three months ended June 30, 2001, compared to $468,625 for the same period in 2000. This increase in cost of revenues is proportionate to the increase in revenue.

Operating expenses were $3,209,952 for the three-month period ended June 30, 2001, compared to $1,551,749 for the three month period ended June 30, 2000. This increase relates to increased sales, as well as the costs associated with issuing warrants to an investment advisor and a media relations consultant.

Interest expense decreased from $1,525,566 for the three-month period ended June 30, 2000, to $1,486,073 for the three month period ended June 30, 2001.

During the three months ended June 30, 2001, the Company had a net loss of $4,069,251 compared to a net loss of $2,890,720 for the three months ended June 30, 2000. This increase in net loss was attributable primarily to the increase in costs associated with issuing warrants to the investment advisor and the media relations consultant.

Comparison of the six months ended June 30, 2001, with the six months ended June 30, 2000.

During the six months ended June 30, 2001, the Company had revenues of $1,232,520 compared to $582,731 for the comparable six-month period in 2000. The increase in sales was due to growth in the BioPolymers segment of the Company's business from new customers and additional product sales.

Cost of revenues was $1,418,154 for the six months ended June 30, 2001, compared to $945,965 for the same period in 2000. This increase in cost of revenues is proportionate to the increase in revenue.

Operating expenses were $5,931,926 for the six-month period ended June 30, 2001, compared to $3,071,263 for the six month period ended June 30, 2000. This increase relates to increased sales, as well as the costs associated with issuing warrants to the investment advisor and the media relations consultant.

Interest expense increased from $2,996,717 for the six-month period ended June 30, 2000 to $4,049,433 for the six month period ended June 30, 2001. This increase was due to increases in borrowings and the amortization of debt discount.

During the six months ended June 30, 2001, the Company had a net loss of $8,739,883 compared to a net loss of $5,480,860 for the six months ended June 30, 2000. This increase in net loss was attributable primarily to the increase in interest expense and the costs associated with issuing warrants to the investment advisor and the media relations consultant.

Liquidity and Capital Resources

Historically, Donlar Biosyntrex has been unable to finance its operations from cash flows from operating activities. Donlar Biosyntrex expects it will require substantial funds to continue the Company's operations. As of June 30, 2001, Donlar Biosyntrex had cash of $4,746; however, the Company is currently pursuing multiple options of raising additional capital.

The Company is working with its principal creditors and investors to restructure the Company's balance sheet. The Company believes this restructuring will be completed within a reasonable time.

PART II  OTHER INFORMATION

Item 2. Changes in Securities

On May 11, 2001, the Company issued a warrant to purchase 500,000 shares of common stock at $2.50 a share to an investment advisor. On June 6, 2001, this investment advisor partially exercised this warrant to purchase 18,000 shares.

Item 4. Submission of Matters to a Vote of Security Holders(1)

On June 15, 2001, the Company held the 2001 Annual Meeting of Shareholders (the "Annual Meeting") at the offices of the Company. At the Annual Meeting all four of the directors were reelected with the following votes cast for and withheld for each:

--------------------------------------------------------------------------------
  Name of Nominee               Votes FOR             Votes WITHHELD
--------------------------------------------------------------------------------
Larry P. Koskan                 41,775,991                10,653
--------------------------------------------------------------------------------
Robert W. Cooper                41,775,991                10,653
--------------------------------------------------------------------------------
Dr. Robert G. Martin            41,775,991                10,653
--------------------------------------------------------------------------------
Dean R. Kleckner                41,775,991                10,653
--------------------------------------------------------------------------------

The 2001 Equity Incentive Plan was approved at the Annual Meeting with 41,720,455 votes cast in favor, 64,630 votes cast against and 8,001,560 shares, including broker non-votes, abstained.

Authorization to reincorporate the Company in Illinois was approved at the Annual Meeting with 41,779,225 votes cast in favor, 1,078 votes cast against and 8,006,342 shares, including broker non-votes, abstained.

Authorization to change the name of the Company to Donlar Biosyntrex Corporation was approved at the Annual Meeting with 41,766,456 votes cast in favor, 14,390 were cast against and 8,005,799 shares, including broker non-votes, abstained.

The selection of Grant Thornton LLP as the Company's independent public accountants was approved at the Annual Meeting with 41,780,732 votes cast in favor, 624 votes cast against and 8,005,289 shares, including broker non-votes, abstained.

Item 5. Other information

Following approval of the shareholders at the Annual Meeting, the Company officially changed its name to Donlar Biosyntrex Corporation effective July 25, 2001. As of August 7, 2001, Donlar Biosyntrex was assigned the new stock symbol of "DBSY" on the NASD over-the-counter bulletin board.

On August 9, 2001, Donlar surrendered to the Company for cancellation 8,000,000 shares of the Company's common stock held by Donlar which the Company cancelled on August 13, 2001. In November 2000, the Company had issued and delivered 8,000,000 shares (the "Shares") of the Company's common stock to Dr. Donald Sanders, a shareholder and former director of Donlar, so that he could pledge that stock to a commercial bank as collateral for a loan. The bank has advised the Company and Donlar
----------------
(1) See "Item 5. Other Information" concerning the cancellation of certain shares held by Donlar.

that the loan has not been paid and substituted collateral has not been provided. The bank continues to hold the Shares. At the time of the issuance, the Company received no consideration for the Shares. Donlar has since agreed to the surrender for cancellation of an equal number of Company shares held by Donlar.

The Company's long-term strategy is to merge with Donlar, and in connection with that merger, to distribute the common stock of the Company owned by Donlar to the shareholders of Donlar. Donlar has advised the Company that, in light of the November 2000 issuance of the Shares, and Donlar's subsequent cancellation of 8 million of its Company shares, and in order to equalize the treatment of Donlar shareholders, the distributions to certain Donlar shareholders of Company stock in connection with the merger will be adjusted. The distribution to Dr. Sanders, who owns approximately 4.8% of the outstanding common stock of Donlar, will be reduced. The distributions to Mr. Larry P. Koskan (who authorized the issuance of the Shares, and who is a shareholder, director and the CEO of Donlar, and director and CEO of the Company) and Dr. Gail Martin (who is a director of the Company, and who is a shareholder and director of Donlar) will be reduced as well. Mr. Koskan and Dr. Martin in the aggregate own approximately 50% of the common stock of Donlar. The amount of the Company's stock distributed to Dr. Sanders, Mr. Koskan and Dr. Martin will be reduced in the aggregate by 8,000,000 shares. Mr. Koskan and Dr. Martin have agreed to this reduction.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit No.     Exhibit Description
     -----------     -----------------------

     2.1$$$ Stock Purchase Agreement, dated as of August 7, 2000, between Donlar Biosyntrex Corporation and Donlar Corporation.

     2.2$$$ Asset Purchase Agreement, dated as of August 7, 2000, between Donlar Biosyntrex Corporation and Donlar Corporation.

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

     10.113++        Contract with ML Industries

     10.114++        Contract with Medical Foods, Inc.

     10.115++        Contract with Harrogate Marketing LLC

     10.116++        Rockwood Purchase Agreement, as amended

     10.117+++       Marketing and Consulting Services Agreement between Donlar
                     Biosyntrex Corporation, and Harrogate Marketing, L.L.C.
                     dated as of August 14, 1999

     10.118$         Contract with Amerifit Nutrition, Inc.

     10.119$         License Agreement with Amerifit Nutrition, Inc.

     10.120$         Contract with ICN Pharmaceutical

     10.121$         Schedules to ICN Pharmaceutical Contract

     10.122$         Non-Competition Agreement with Amerifit Nutrition, Inc.

     10.123$$ 1999 Stock Option and Incentive Plan of Donlar Biosyntrex effective as of January 1, 1999

     10.124$$ Form of Incentive Stock Option Grant and Agreement between Donlar Biosyntrex and certain directors, officers and employees of Donlar Biosyntrex

     10.125$$ Form of Stock Option Grant and Agreement between Donlar Biosyntrex and certain directors, officers and employees of Donlar Biosyntrex

     10.126$$        Form of Stock Award Letter.

     10.127$$$       Promissory Note in the principal amount of $1,115,024.80,
                     dated as of August 7, 2000.

     10.130@         Capital Contribution, Assignment and Assumption Agreement

     10.131@@        Form of Consulting Agreement with Peter Frugone

     10.132@@@       Form of Consulting Agreement with Media Relations Strategy,
                     Inc.

--------------------
     # Incorporated by reference to Donlar Biosyntrex's Periodic Report on Form 10-K/A for the fiscal year ended September 30, 1995.

     * Incorporated by reference to Donlar Biosyntrex's Periodic Report on Form 10-KSB for the fiscal year ended September 30, 1994.

     ** Incorporated by reference to Donlar Biosyntrex's Periodic Report on Form 10-K for the fiscal year ended September 30, 1993 and the two month period ended November 30, 1993.

     *** Incorporated by reference to Donlar Biosyntrex's Periodic Report on Form 10-K for the fiscal year ended September 30, 1992.

     + Incorporated by reference to Donlar Biosyntrex's Periodic Report on Form 10-KSB for the fiscal year ended September 30, 1996.

     ++ Incorporated by reference to Donlar Biosyntrex's Periodic Report on Form 10-KSB for the fiscal year ended September 30, 1998.

     +++ Incorporated by reference to Donlar Biosyntrex's Periodic Report on Form 10-KSB for the fiscal year ended September 30, 1999.

     $ Incorporated by reference to Donlar Biosyntrex's Periodic Report on Form 10-QSB for the period ending December 31, 1999.

     $$ Incorporated by reference to Donlar Biosyntrex's Periodic Report on Form S-8 filed on February 2, 2000.

     $$$ Incorporated by reference to Donlar Biosyntrex's Periodic Report on Form 8-K filed on August 15, 2000.

     @ Incorporated by reference to Donlar Biosyntrex's Periodic Report on Form 8-K filed on January 22, 2001.

     @@ Incorporated by reference to Donlar Biosyntrex's Periodic Report on Form S-8 filed on May 2, 2001.

     @@@ Incorporated by reference to Donlar Biosyntrex's Periodic Report on Form 10-QSB for the period ending March 31, 2001.


(b)      Reports on Form 8-K.

     None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DONLAR BIOSYNTREX CORPORATION


Dated: August 17, 2001              By:     /s/Larry P. Koskan
                                         ----------------------------------
                                            Larry P. Koskan, President and
                                            Chief Executive Officer