Form 10QSB
period 2001-09-30
DONLAR BIOSYNTREX CORP
filed 2001-11-21
CIK 714634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from              to
                                       ------------    -----------------

                           Commission File No. 0-11472

                         DONLAR BIOSYNTREX CORPORATION.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                  87-0380088
    ----------------------------------        ----------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)


              6502 South Archer Road, Bedford Park, Illinois 60501
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (708) 563-9200
                       ----------------------------------
                           (Issuer's telephone number)

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

The number of shares outstanding of the registrant's common stock as of November 14, 2001 was 45,875,579.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

PART I.           FINANCIAL INFORMATION

         1.       Financial Statements

                  Condensed Consolidated Balance Sheet as of
                  September 30, 2001 (Unaudited)                                                     2

                  Condensed Consolidated Statements of Operations
                  for the three and nine months ended September 30, 2000 and
                  2001 (Unaudited)                                                                   3

                  Condensed Consolidated Statement of Shareholders' Deficit
                  for the nine months ended September 30, 2001 (Unaudited)                           4

                  Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2000 and 2001 (Unaudited)                  5

                  Notes to Condensed Consolidated Financial Statements                               6

              2.  Management's Discussion and Analysis or Plan of Operation                          8

PART II.          OTHER INFORMATION

              2.  Changes in Securities                                                             10

              4.  Submission of Matters to a Vote of Security Holders                               10

              5.  Other Information                                                                 10

              6.  Exhibits and Reports on Form 8-K                                                  11

                          PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements


DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 20, 2001

                              ASSETS

Current Assets
       Cash                                                           $      4,057
       Receivables, less allowance for doubtful accounts of $16,997        319,015
       Inventories, net                                                  2,035,679
       Prepaid expenses                                                     95,937
                                                                      ------------

            Total current assets                                         2,454,688

Investment in equity securities                                            864,434
Property and equipment, net                                              9,765,763
Other Assets
       Goodwill, net of accumulated amortization of $284,547             1,267,526
       Other                                                                10,000
                                                                      ------------

                                                                         1,277,526
                                                                      ------------

                                                                      $ 14,362,411
                                                                      ============



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
       Current portion of convertible debt                            $  1,616,225
       Short term notes payable                                          3,121,000
       Accounts payable                                                  1,707,189
       Accrued expenses                                                  5,735,081
                                                                      ------------

            Total current liabilities                                   12,179,495

Notes payable                                                           10,705,264
Convertible debt                                                        16,666,058

Shareholders' deficit
       Preferred stock, $.0001 par value                                   199,765
       Common stock, $.0001 par value                                         --
       Additional paid-in capital                                       62,050,510
       Stock subscriptions receivable                                      (31,987)
       Deferred stock compensation                                        (630,502)
       Accumulated deficit                                             (86,776,192)
                                                                      ------------

            Total shareholders' deficit                                (25,188,406)
                                                                      ------------

                                                                      $ 14,362,411
                                                                      ============


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,


                                                       For the three months                   For the nine months
                                                        ended September 30,                   ended September 30,
                                                 --------------------------------      --------------------------------
                                                      2001                 2000             2001             2000
                                                 -------------      -------------      ------------       -------------
Revenues                                         $    455,382       $    397,269       $  1,687,902       $    980,000

Cost of Revenue                                       624,868            466,919          2,043,022          1,412,884
Research and Development                              190,597            330,365            670,245          1,038,847
Selling, general and administrative                   508,412            880,834          4,542,536          2,297,650
                                                 ------------       ------------       ------------       ------------

       Total operating expenses                     1,323,887          1,678,118          7,255,803          4,749,381
                                                 ------------       ------------       ------------       ------------

Loss from operations                                 (868,495)        (1,280,849)        (5,567,901)        (3,769,381)

Other income (expense)
   Gain on sale of equipment                              360               --                  360               --
   Interest income                                         22              1,928              8,975              6,317
   Interest expense                                (1,206,421)        (1,608,665)        (5,255,854)        (4,605,382)
                                                 ------------       ------------       ------------       ------------

       Total other expense                         (1,206,039)        (1,606,737)        (5,246,519)        (4,599,065)
                                                 ------------       ------------       ------------       ------------

Loss before income taxes                           (2,074,534)        (2,887,586)       (10,814,420)        (8,368,446)
Provision for income taxes                               --                 --                 --                 --
                                                 ------------       ------------       ------------       ------------

       Net loss                                    (2,074,534)        (2,887,586)       (10,814,420)        (8,368,446)

Preferred stock dividends and
   beneficial conversion premium                         (656)              --               (1,969)              --
                                                 ------------       ------------       ------------       ------------

       Net loss applicable to common shares      $ (2,075,190)      $ (2,887,586)      $(10,816,389)      $ (8,368,446)
                                                 ------------       ------------       ------------       ------------

Per common share:
Basic:
   Net loss                                      $      (0.05)      $      (0.08)      $      (0.24)      $      (0.26)

Diluted:
   Net loss                                      $      (0.05)      $      (0.08)      $      (0.24)      $      (0.26)

Weighted average shares of
       common stock outstanding:
   Basic                                           45,780,150         36,716,555         44,489,825         32,388,297
   Diluted                                         45,780,150         36,716,555         44,489,825         32,388,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                         Series A                   Series B
                                              Common Stock            Preferred Stock           Preferred Stock       Additional
                                           ------------------       --------------------     ---------------------     Paid-in
                                           Shares      Amount       Shares        Amount     Shares         Amount     Capital
                                           ------      ------       ------        ------     ------         ------     -------
Begin balance as of January 1, 2001        42,999,500   $--         39,124   $    191,057       449   $      6,740   $ 58,543,186

Shares and warrants issued for service      2,458,079    --           --             --        --             --        3,047,225
Amortization of deferred compensation            --      --           --             --        --             --             --
Warrants exercised                            418,000    --           --             --        --             --           49,000
Net loss                                         --      --           --             --        --             --             --
Preferred stock dividends                        --      --            348          1,968      --             --             --
Sale of Donlar stock                             --      --           --             --        --             --          714,593
Cancellation of Donlar stock options             --      --           --             --        --             --         (303,494)
                                         ------------   ---       --------   ------------   -------   ------------   ------------

End balance as of September 30, 2001       45,875,579   $--         39,472   $    193,025       449   $      6,740   $ 62,050,510
                                         ============   ===       ========   ============   =======   ============   ============

                                                           Stock
                                                       subscription      Deferred      Accumulated
                                                        receivable      Compensation     Deficit          Total
                                                        ----------      ------------     -------          -----
Begin balance as of January 1, 2001                  $    (31,987)   $   (282,708)   $(75,765,098)   $(17,338,810)

Shares and warrants issued for service                       --          (703,125)           --         2,344,100
Amortization of deferred compensation                        --           160,625            --           160,625
Warrants exercised                                           --              --              --            49,000
Net loss                                                     --              --       (10,814,420)    (10,814,420)
Preferred stock dividends                                    --              --            (1,968)           --
Sale of Donlar stock                                         --              --              --           714,593
Cancellation of Donlar stock options                         --              --              --          (303,494)
                                                     ------------    ------------    ------------    ------------

End balance as of September 30, 2001                 $    (31,987)   $   (825,208)   $(86,581,486)   $(25,188,406)
                                                     ============    ============    ============    ============


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30,


                                                                                    2001                  2000
                                                                              ------------------     ----------------
Cash flows from operating activities
       Net loss                                                                     (10,814,420)          (8,368,447)
       Adjustments to reconcile net loss to net cash
            used in operating activities
                 Depreciation and amortization                                        1,034,021              773,755
                 Compensation expense related to options
                       and warrants                                                   1,983,146               22,680
                 Gain on sale of property and equipment                                    (360)                   -
                 Interest expense related to amortization of
                       debt discount                                                  2,512,235            1,855,876
                 Change in assets and liabilities
                       Receivables                                                     (124,721)            (115,894)
                       Inventories                                                      655,334              227,942
                       Prepaid expenses and other assets                                293,603              (86,422)
                       Accounts payable                                                 741,122              (16,228)
                       Accrued expenses                                               2,220,494            1,461,464
                                                                              ------------------     ----------------

                            Net cash used in operating activities                    (1,499,546)          (4,245,274)

Cash flows from investing activities
       Purchase of property and equipment                                              (126,204)            (237,022)
       Proceeds from sale of property and equipment                                       4,278                    -
                                                                              ------------------     ----------------

                            Net cash used in investing activities                      (121,926)            (237,022)

Cash flows from financing activities
       Principal repayments of convertible notes                                       (135,498)            (258,465)
       Proceeds from notes payable                                                      121,000                    -
       Issuance of Donlar common stock                                                  714,593            1,033,405
       Proceeds from exercise of warrants                                                49,000                    -
       Proceeds from subscriptions receivable                                                 -              414,502
       Proceeds from issuance of convertible notes                                            -            2,917,000
                                                                              ------------------     ----------------

                            Net cash provided by financing activities                   749,095            4,106,442
                                                                              ------------------     ----------------
Net (decrease) in cash and cash equivalents                                            (872,377)            (375,854)

Cash and cash equivalents at beginning of year                                          876,434              379,278
                                                                              ------------------     ----------------
Cash and cash equivalents at September 30                                     $           4,057      $         3,424
                                                                              ==================     ================

Supplemental disclosures of cash flow information:
       Interest paid                                                          $         648,428      $     1,313,321
       Income tax paid                                                                        -                    -

Non cash transactions
In 2001, the company was forgiven its liability on its line of credit of $75,000 in exchange for related-party notes receivable with a book value of $74,639.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. For further information refer to the Consolidated Financial Statements and footnotes included in Donlar Biosyntrex Corporation's, formerly Biomune Systems, Inc., (the "Company" or "Donlar Biosyntrex") Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

Since the foregoing transactions represent a change in control of Donlar Biosyntrex, the transactions have been accounted for as a reverse acquisition whereby Donlar was treated as the acquirer and Donlar Biosyntrex as the acquiree. The enclosed financial statements are based on Donlar's historical data for the three month and nine month periods ended September 30, 2000. From the date of acquisition, November 3, 2000, the financial statements include the activity of both Donlar Biosyntrex and Donlar.

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

On April 30, 2001, the $3 million note payable to a director of the Company became due. This note was amended and now has a maturity date of October 31, 2001. The Company is currently negotiating with the director to extend the note.

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

SUBSEQUENT EVENTS

In October 2001, the Company adopted the Donlar Biosyntrex Employee Stock Option Plan (the "Plan"). 1,000,000 shares of common stock have been reserved for issuance under the Plan. During October 2001, the Company issued options under the Plan to purchase 865,000 shares of common stock at an exercise price of $.20 per share.

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

Description of Business

Donlar Biosyntrex is a leader in "green chemistry" and provides patented proteins that enable products and processes to be safer, more efficient and environmentally friendly. The Company's products are being introduced into a variety of industrial, agricultural and consumer markets, including oil production, industrial water treatments, crop nutrition management and consumer products such as diapers. Founded in 1990 and headquartered in Bedford Park, Illinois, Donlar Biosyntrex has more than 130 global patents on its technology and received the first Presidential Green Chemistry Challenge Award from the Environmental Protection Agency for the development of its new thermal polyaspartate (TPA) synthetic proteins. Donlar Biosyntrex products are manufactured in the Company's facility located in Peru, Illinois. Donlar maintains a web page at www.dolar.com.

For information concerning the acquisition of Donlar Biosyntrex by Donlar, see "Notes to Condensed Consolidated Financial Statements - REPORTING ENTITY."

Results of Operations

Comparison of the three months ended September 30, 2001, with the three months ended September 30, 2000.

During the three months ended September 30, 2001, the Company had revenues of $455,382 compared to $397,269 for the comparable three-month period in 2000. The increase in sales was due to growth in the BioPolymers segment of the Company's business from new customers and additional product sales.

Cost of revenues were $624,868 for the three months ended September 30, 2001, compared to $466,919 for the same period in 2000. This increase in cost of revenues is proportionate to the increase in revenue.

Operating expenses were $1,323,877 for the three-month period ended September 30, 2001, compared to $1,678,118 for the three month period ended September 30, 2000. This decrease relates to a decrease in the sales and marketing staff.

Interest expense decreased from $1,608,665 for the three-month period ended September 30, 2000, to $1,206,421 for the three month period ended September 30, 2001. This was due to less interest expense relative to the debt discount associated with financing agreements.

During the three months ended September 30, 2001, the Company had a net loss of $2,074,534 compared to a net loss of $2,887,586 for the three months ended September 30, 2000. This decrease in net loss was attributable primarily to the decrease in sales and marketing staff.

Comparison of the nine months ended September 30, 2001, with the nine months ended September 30, 2000.

During the nine months ended September 30, 2001, the Company had revenues of $1,687,902 compared to $980,000 for the comparable nine-month period in 2000. The increase in sales was due to growth in the BioPolymers segment of the Company's business from new customers and additional product sales.

Cost of revenues were $2,043,022 for the nine months ended September 30, 2001, compared to $1,412,884 for the same period in 2000. This increase in cost of revenues is proportionate to the increase in revenue.

Operating expenses were $7,255,803 for the nine-month period ended September 30, 2001, compared to $4,749,381 for the nine month period ended September 30, 2000. This increase relates to increased sales, as well as the costs associated with issuing warrants to an investment advisor and a media relations consultant.

Interest expense increased from $4,605,382 for the nine-month period ended September 30, 2000 to $5,255,854 for the nine month period ended September 30, 2001. This increase was due to increases in borrowings and the amortization of debt discount.

During the nine months ended September 30, 2001, the Company had a net loss of $10,814,420 compared to a net loss of $8,368,446 for the nine months ended September 30, 2000. This increase in net loss was attributable primarily to the increase in interest expense and the costs associated with issuing warrants to the investment advisor and the media relations consultant.

During the third quarter of 2001, the Company implemented a cost cutting plan. This plan resulted in a decrease in the total number of employees from 26 to 17.

Liquidity and Capital Resources

Historically, Donlar Biosyntrex has been unable to finance its operations from cash flows from operating activities. Donlar Biosyntrex expects it will require substantial funds to continue the Company's operations. As of September 30, 2001, Donlar Biosyntrex had cash of $4,057; however, it did not have any plan for its continued financing.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

      Exhibit No.           Exhibit Description
      -----------          ----------------------

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

        10.130@     Capital Contribution, Assignment and Assumption
                    Agreement

        10.131@@    Form of Consulting Agreement with Peter Frugone

        10.132@@@   Form of Consulting Agreement with Media Relations
                    Strategy, Inc.


-------------------------------------------
         # Incorporated by reference to Donlar Biosyntrex's Periodic Report on Form 10-K/A for the fiscal year ended September 30, 1995.

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


                                    DONLAR BIOSYNTREX CORPORATION


Dated: November 19, 2001                 By:     /s/Larry P. Koskan
                                              ----------------------------------
                                         Larry P. Koskan, President and
                                         Chief Executive Officer