Form 10KSB
period 2001-12-31
DONLAR BIOSYNTREX CORP
filed 2002-04-16
CIK 714634

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

(MARK ONE)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
       DECEMBER 31, 2001

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM            TO           .

COMMISSION FILE NO. 0-11472

                         DONLAR BIOSYNTREX CORPORATION
 (Exact name (formerly Biomune Systems, Inc.) of registrant as specified in its charter)

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

     The aggregate market value of common stock held by non-affiliates of the registrant was $4,195,028 based on the average of the closing bid and ask prices of $0.27 per share on March 28, 2002. The number of shares outstanding of the registrant's common stock as of March 28, 2002 was 48,816,662.

     On October 31, 2000, the registrant declared a 1-for-5 reverse stock split of its common stock, reducing the number of issued and outstanding shares of stock by a factor of 5. Outstanding common stock data in this report have been adjusted to reflect this reverse stock split.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         DONLAR BIOSYNTREX CORPORATION

                         2001 FORM 10-KSB ANNUAL REPORT

                               TABLE OF CONTENTS

                                       PART I
Item 1.     Description of Business.....................................      1
Item 2.     Description of Properties...................................      9
Item 3.     Legal Proceedings...........................................      9
Item 4.     Submission of Matters to a Vote of Security Holders.........     10
                                      PART II
            Market for Registrant's Common Equity and Related
Item 5.     Stockholder Matters.........................................     10
Item 6.     Management's Discussion and Analysis or Plan of Operation...     11
Item 7.     Financial Statements and Supplementary Data.................     13
Item 8.     Changes or Disagreements with Accountants...................     13
                                      PART III
Item 9.     Directors and Executive Officers............................     13
Item 10.    Executive Compensation......................................     15
            Security Ownership of Certain Beneficial Owners and
Item 11.    Management..................................................     17
Item 12.    Certain Relationships and Related Transactions..............     18
            Exhibits, Financial Statement Schedules, and Reports on Form
Item 13.    8-K.........................................................     18

                           FORWARD LOOKING STATEMENTS
--------------------------------------------------------------------------------

This report and the documents incorporated by reference in this report contain forward-looking statements. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially from those expressed or forecasted in any forward-looking statements as a result of a variety of factors, including those set forth in "Description of
Business -- Certain Business Considerations and Risk Factors" above and elsewhere in, or incorporated by reference into, this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESSES ACQUIRED FROM DONLAR CORPORATION

     In transactions closing in November 2000 and January 2001, Donlar Biosyntrex Corporation ("Biosyntrex"), then know as Biomune Systems, Inc., acquired from Donlar Corporation ("Donlar") in exchange for 41,279,520 shares of Biosyntrex's common stock, representing approximately 96% of Biosyntrex's shares then outstanding on a fully diluted basis, substantially all of Donlar's businesses and assets plus cash consideration. The businesses acquired from Donlar were the manufacturing and marketing of agricultural, industrial and consumer products. Donlar also transferred to Biosyntrex all technology, know how and patents for the crop nutrient management and oil field services businesses created after November 3, 2000, as well as all technology resulting from Donlar pharmaceutical research and development activities after November 3, 2000. Donlar's ownership interest in Biosyntrex has decreased since January 2001 as a result of transfers of common stock by Donlar and issuances of additional common stock by Biosyntrex.

     The foregoing transactions have been accounted for as a reverse acquisition of Biosyntrex by Donlar. Accordingly, the financial statements included in this report are based on Donlar's historical financial statements until November 3, 2000, the date of acquisition, and thereafter, include the activity of both Donlar and Biosyntrex. Biosyntrex's fiscal year end was changed to December 31 starting with 2000. All references to fiscal years prior to 2000 represent a fiscal year end of September 30.

RESTRUCTURING PLAN

     In 2002, Biosyntrex and Donlar began implementing a plan which is intended to significantly restructure their collective debt and capital structures in order to eliminate a substantial portion of their debt and to ultimately result in the merger of the two companies (the "Restructuring Plan"). The Restructuring Plan is scheduled to be completed by July 2002.

     As part of the Restructuring Plan, on March 18, 2001, Biosyntrex and Donlar entered into a Bridge and Consolidated Term Loan Agreement with Tennessee Farmers Life Insurance Company (the "Loan Agreement"), a copy of which is filed with this report and incorporated herein by reference. Pursuant to the terms of the Loan Agreement, Biosyntrex and Donlar obtained a bridge loan facility in the amount of approximately $2.1 million to be used to refinance certain short term debt, provide working capital, pay certain accounts payable creditors and pay expenses of the transaction. In addition, the terms of an existing loan to Donlar in the original principal amount of approximately $17.64 million were restated and made the joint and several obligation of Donlar and Biosyntrex in the total amount of $19.2 million, reflecting the original amount of the loans and accrued, unpaid interest thereon (the "Restated Loans"). Each of the loans is secured by substantially all of the assets of Biosyntrex and Donlar.

     Loans under the bridge loan facility bear interest at a rate of eleven percent (11%) per annum with one half of such interest payable on a quarterly basis on the last business day of March, June, September and December and the other half payable at maturity on March 18, 2003.

     The Restated Loans are divided into two loans. The first such loan is in the principal amount of approximately $10.18 million, bears interest at a rate of nine percent (9%) per annum until March 18, 2003, at which time such interest is payable, and thereafter bears interest at eleven percent (11%) per annum payable on a quarterly basis on the last business day of March, June, September and December. The principal balance of the loan is payable in equal quarterly installments of not less than $222,500 commencing on March 31, 2003 and thereafter on the last business day of March, June, September and December. Any remaining unpaid principal and interest is payable on March 31, 2007. The second such loan is in the principal amount of $9.0 million, bears interest at a rate of one percent (1%) per annum, but neither interest nor principal are payable until the first to occur of one of certain events described in the Loan Agreement, the latest of which is March 18, 2005, after which time the interest that has accrued is payable in full within thirty (30) days and thereafter is payable quarterly on the last business day of March, June, September and December together with principal payments of not less than $222,500. Any remaining unpaid principal and interest is payable on March 31, 2007.

     As a condition of the loans and as part of the Restructuring Plan, Biosyntrex and Donlar have agreed to use their best efforts to merge Biosyntrex into Donlar on or before July 7, 2002 (the "Merger"). In the Merger, each share of Biosyntrex's common stock other than shares owned by Donlar will be exchanged for approximately 0.26 shares of Donlar's common stock. As a result of the Merger and related transactions described herein, Biosyntrex's shareholders (other than Donlar) will collectively receive approximately 4.04 million shares of Donlar's common stock representing approximately 19.44% of the shares of common stock outstanding following the Merger and approximately 4.32% of the shares of common stock on a fully diluted basis. The shares of Biosyntrex's common stock owned by Donlar will be cancelled. The Merger requires the approval of a majority of the respective shareholders of Biosyntrex and Donlar.

     Biosyntrex and Donlar also made numerous representations, warranties and covenants in the Loan Agreement. Among the covenants, Biosyntrex and Donlar agreed to limit their ability to incur additional indebtedness, make any investments or loans, pay dividends, purchase, redeem or issue capital stock or sell or encumber assets. In addition, Biosyntrex and Donlar agreed to sell or discontinue the nutritional and nutraceuticals business on or before March 18, 2003.

     There can be no assurance that Biosyntrex and Donlar will be able to comply with the covenants and events of default in the Loan Agreement, some of which events of default are entirely beyond their respective control. Each of the loans made or restated pursuant to the Loan Agreement is subject to acceleration and the application of higher default rates of interest in the event Biosyntrex or Donlar defaults in the payment of principal or interest when due, breaches any covenants contained in the Loan Agreement that are not remedied within five
(5) calendar days or any other specified event of default occurs.

     Each of the loans is convertible at the option of the holder at any time prior to repayment into common stock of Biosyntrex and, subsequent to the Merger, into common stock of Donlar. Loans made under the bridge loan facility convert into Donlar's post-Merger common stock at a rate of one share per $0.29 of outstanding principal amount of the loans. The Restated Loans convert into Donlar's post-Merger common stock at a rate of one share per $0.68 of outstanding principal amount of the loans. The conversion rates are subject to antidilution protection. The holders of the loans have certain registration rights with respect to the shares issuable upon conversion.

     In 2002, Donlar also reached agreements with Willis Stein and Partners, L.P. and Star Polymers, L.L.C. (collectively the "Willis Stein Group") to (i) exchange $9.0 million of original principal amount of notes plus accrued interest for shares of a new series of senior convertible preferred stock with a stated liquidation value of $9.0 million and convertible into approximately
13.23 million shares of Donlar's post-Merger common stock and (ii) exchange all of the equity securities held by the Willis Stein Group in Donlar for 1.0 million shares of Donlar's post-Merger common stock. The foregoing exchanges are subject to the satisfaction of certain conditions precedent. The Willis Stein Group also agreed to vote its shares of voting stock of Donlar in favor of the Merger.

     Donlar also reached agreement in 2002 with Dr. Robert Gale Martin ("Martin"), a director of Donlar and Biosyntrex, to (i) exchange approximately $9.9 million of original principal amount of notes plus accrued interest for shares of senior convertible preferred stock in the face amount of $9.0 million and convertible into approximately 13.23 million shares of Donlar's common stock, (ii) relinquish rights to receive royalty payments from Donlar or Biosyntrex and all of his equity securities in Donlar in exchange for 5.0 million shares of Donlar's post-Merger common stock and (iii) surrender for cancellation any warrants to purchase shares of Donlar stock for a warrant to purchase 3.0 million shares of Donlar's post-Merger common stock at an exercise price of $0.68 per share. Martin also agreed to vote his shares of voting stock of Donlar in favor of the Merger.

     To further eliminate debt from Biosyntrex's balance sheet, Donlar is seeking the agreement of the holders of approximately $1.9 million of original principal amount of notes to exchange their notes for shares of senior convertible preferred stock in the face amount of approximately $1.9 million and convertible into approximately 2.8 million shares of Donlar's common stock.

PRODUCTS

     Biosyntrex's businesses are conducted through three product lines:

     - BioPolymers, consisting of the performance chemicals business acquired from Donlar;

     - AgriSciences, consisting of the agricultural businesses acquired from Donlar; and

     - Optim Nutrition, consisting of Biosyntrex's nutritional and nutraceuticals business.

     Donlar was organized in 1990 to develop, manufacture and market an entirely new protein technology with the potential to replace a generation of older, non-biodegradable and potentially toxic chemicals. This new family of biopolymers, known as thermal polyaspartates ("TPA"), is non-hazardous, non-toxic, hypoallergenic, environmentally friendly and biodegradable. These proteins are used in a broad range of industrial, agricultural and consumer markets. Donlar has 140 global patents that protect its technology, products and marketplace. The U.S. Government recognized the environmental benefits of this technology in 1996 when it awarded Donlar the first Presidential Green Challenge Chemistry Award.

     TPA products are beta proteins (biopolymers) manufactured from the common biological amino acid, L-aspartic acid. TPA is a highly active biopolymer that is completely soluble in water. By varying the manufacturing method, different properties can be built into the biopolymer, tailoring it to a specific use. Products are formulated and packaged into both powder and liquid forms.

     Donlar developed and marketed several products utilizing TPA which are now manufactured and marketed by Biosyntrex.

     In the performance chemicals markets, Biosyntrex offers products utilizing TPA that are believed to be environmentally superior to non-biodegradable and environmentally non-friendly chemicals used in a wide variety of industrial and consumer products. These products are used to prevent mineral scale and metal corrosion in industrial processes using high volumes of water, such as offshore oil and gas production and industrial cooling water. TPA can also be used as a biodegradable antiredeposition agent for detergents. Antiredeposition agents are those detergent ingredients that prevent dirt particles from re-attaching to the fabric in the wash cycle once the fabric has been cleaned.

     In agriculture, Biosyntrex's products are believed to significantly increase the effectiveness of fertilizers by allowing the plant to absorb fertilizers more efficiently. Donlar also holds patents under which Biosyntrex is developing products that will have the effect of dramatically reducing the use of herbicides and insecticides. Biosyntrex believes that since herbicides and insecticides are made more efficacious when mixed with TPA, significantly less herbicide and insecticide needs to be applied. The products thereby benefit growers and farmers through increased yields and reduced crop inputs. The products also benefit the environment through a reduction in ground water contamination by fertilizers, herbicides and insecticides. Additionally, TPA biodegrades harmlessly in the soil after having served its function.

     Biosyntrex's historical nutritional and nutraceuticals business is being phased out. Pursuant to the terms of the Loan Agreement, Biosyntrex has agreed to complete the phase out of the nutritional and nutraceuticals business on or before March 18, 2003.

EMPLOYEES

     As of December 31, 2001, Biosyntrex had 13 full-time employees.

CERTAIN BUSINESS CONSIDERATIONS AND RISK FACTORS

     The short and long-term success of Biosyntrex is subject to certain risks, many of which are substantial in nature. Shareholders and prospective shareholders in Biosyntrex should consider carefully the following factors, in addition to other information contained in this report.

     History of Operating Losses; Uncertainty of Future Profitability. Both Biosyntrex and Donlar have incurred significant net operating losses since their formations. As of December 31, 2001, Biosyntrex, including the historical financial results of Donlar, had an accumulated deficit of $90.8 million and a total shareholders' deficit of $32.2 million. The factors contributing to these significant operating losses include:

     - marketing expenditures;

     - acquisition expenses and costs;

     - expansion of research and development programs;

     - costs associated with pre-clinical studies and clinical trials;

     - nutritional studies;

     - regulatory compliance requirements;

     - trials for other products under development; and

     - implementation of programs to market products ultimately approved for distribution.

     Biosyntrex's future success and ability to achieve profitability depends upon its ability to successfully operate the businesses acquired from Donlar. There can be no assurance that Biosyntrex will ever achieve significant revenues or profitable operations.

     Going Concern. The consolidated financial statements of Biosyntrex have been prepared on the assumption that Biosyntrex will continue as a going concern. Biosyntrex's independent public accountants have issued their report dated April 5, 2002 that includes an explanatory paragraph stating that Biosyntrex's recurring losses and accumulated deficit, among other things, raise substantial doubt about its ability to continue as a going concern. Biosyntrex's historical sales are limited and it has been necessary to rely upon financing from debt and the sale of its equity securities to sustain operations.

     Debt Obligations. Each of the loans made or restated pursuant to the Loan Agreement is subject to acceleration and the application of higher default rates of interest in the event Biosyntrex or Donlar defaults in the payment of principal or interest when due, breaches any covenants contained in the Loan Agreement that are not remedied within five calendar days or any other specified event of default occurs. There can be no assurance that Biosyntrex and Donlar will be able to comply with the covenants and events of default in the Loan Agreement, some of which events of default are entirely beyond their respective control. Even if there are no future defaults, the loans made under the bridge loan facility are due and payable on March 18, 2003, at which time Biosyntrex and Donlar must either pay or refinance it. There is no assurance that Biosyntrex and Donlar will have the resources to pay the debt when it is due or that the holders of the loans or any other source would be willing to provide the resources to refinance the debt.

     Sale of Equity Securities; Future Dilution. Biosyntrex may need to sell additional equity securities or obtain other forms of financing to fund its operations. The Loan Agreement limits Biosyntrex's ability to issue additional equity and to incur additional indebtedness without its lender's approval. Absent such additional financing, Biosyntrex may find it necessary to postpone or cancel some or all of its planned business activities. This could adversely affect Biosyntrex's ability to conduct its business operations, generate future revenues and introduce new products. There can be no assurance, however, that additional financing will be available, or, if available, that it will be available on acceptable terms or in required amounts. Furthermore, if additional funds are raised by issuing shares of common stock or securities convertible into common stock, those sales or conversion will result in further and possibly substantial dilution of Biosyntrex's shareholders. Substantial dilution may make it more difficult for investors to sell their shares or may result in a lower price of Biosyntrex's securities.

     Volatility of Stock Price. The trading price of Biosyntrex's common stock has been and is likely to continue to be subject to wide fluctuations in response to the quarter-to-quarter variations in Biosyntrex's operating results, material announcements by Biosyntrex or its competitors, governmental regulatory action, conditions in the industries in which it operates, or other events or factors, many of which are beyond

Biosyntrex's control. Biosyntrex's operating results in future quarters may be below the expectations of securities analysts and investors. In such event, the price of the common stock would likely decline, perhaps substantially. In addition, the stock market has historically experienced extreme price and volume fluctuations. Moreover, Biosyntrex's common stock may be even more prone to volatility than the securities of other businesses in light of the relatively small number of shares held by non-affiliates of Biosyntrex. Given such a relatively small public float, there can be no assurance that the prevailing market price of common stock will not be artificially inflated or deflated by trading even of relatively small amounts of common stock.

     Absence of Dividends. Biosyntrex has never declared or paid cash dividends on its common stock and it does not anticipate that any cash dividends will be declared on its common stock in the foreseeable future.

     Stages of Commercialization of Products. Donlar was founded in 1990 and until 1996 was engaged principally in research and development activities, and from 1996 through 2000, market development activities. These market development activities have been continued by Biosyntrex since the acquisition of Donlar's businesses. While the marketing of the TPA products has commenced in the crop nutrition and oil field services area, Biosyntrex has not achieved full commercialization, and its product applications are in various stages of commercialization. As a result, the TPA products have been sold only in limited quantities and there can be no assurance that a significant market will develop for such products with respect to any of their potential applications. The crop nutrition and performance chemical products have been used commercially for only a short period of time. Current and potential customers in the agricultural, performance chemicals, and other fields in which Biosyntrex's products have potential applications require predictable and consistent performance. Although certain products incorporating the TPA technology have passed product performance and reliability testing in both laboratory and commercial use, there can be no assurance that they will continue to do so consistently in the future, will meet future customer performance standards or will offer sufficient price or performance advantages required to achieve commercial success. Biosyntrex's failure to develop, manufacture and commercialize TPA products on a timely and cost effective basis would have a material adverse effect on Biosyntrex's business, results of operations and financial condition.

     Need for Acceptance by Agricultural Customers. Biosyntrex's future success in agriculture depends largely on acceptance of the TPA technology by agricultural customers and the ability of Biosyntrex to educate those customers about the proper methods and rates of application required to obtain the levels of increased yield that the TPA products are capable of generating. Traditionally, agricultural end users have been slow to adopt new technologies until their consistent effectiveness and economic value have been evidenced over several growing seasons. Successful introduction of Biosyntrex's products will also depend to a large extent on recommendations of prior users. Although research data has shown that the crop nutrition products marketed by Biosyntrex result in increased yields, the level of such increase and, thus, the economic return from use of such products, depends on the method and rate of application and the type of crop and prevailing weather and soil conditions. There can be no assurance that Biosyntrex will be able to demonstrate that the purchase of its crop nutrition products will be consistently cost effective for the intended users.

     The crop nutrition products marketed by Biosyntrex have been the subject of agricultural industry media reports and articles. While a handful of these reports and articles have been skeptical or negative in tone, Biosyntrex attributes this critical comment to natural skepticism associated with new products and technologies, competitive issues, and the limited number, and general public unavailability, of farm field trial results. In addition, while some reported university studies have suggested inconsistent performance results from the products, management believes that these results may have been affected by nonconformity with the recommended methods and rates of application and by such variables as weather and soil conditions. Further, the purpose of many of these studies was to establish recommended methods and rates of application, rather than to validate the product's effectiveness. Biosyntrex's future success will depend, in large part, on its ability to replicate Donlar's field trial successes on an expanding scale in each crop growing season and to publicly disseminate the results of those trials, not only to agricultural industry media, but also directly to potential end users. There can be no assurance that Biosyntrex will be successful in overcoming user resistance resulting from adverse publicity regarding the crop nutrition products.

     Dependence on Patents and Protection of Proprietary Information. Biosyntrex's success will depend, in part, on its ability to obtain patent protection for the TPA processes, materials, and methods of use, to preserve their trade secrets, and to operate without infringing the patent or other proprietary rights of others. Donlar has been granted 48 United States patents. Each time that Donlar filed a patent application in the United States, it filed similar applications in foreign jurisdictions that Donlar believed were important to its future business and that afford reasonable protection to intellectual property rights. Donlar has been granted 92 foreign patents, including patents granted by the European Community, South Africa, Israel, Japan, Mexico, Russia and Egypt, and currently has numerous patent applications pending in such jurisdictions. No assurance can be given that the patent applications filed by Donlar will result in issued patents or that the scope and breadth of any claims allowed in any patents issued to Donlar or Biosyntrex will exclude competitors or provide competitive advantages to Biosyntrex. In addition, there can be no assurance that any patents issued to Donlar or Biosyntrex will be held valid if subsequently challenged, that others will not claim rights in the patents and other proprietary technology owned by Donlar or Biosyntrex, or that others have not developed or will not develop similar products or technologies without violating any of Donlar's or Biosyntrex's proprietary rights.

     Donlar's and Biosyntrex's inability to obtain patent protection, preserve their trade secrets or operate without infringing the proprietary rights of others, as well as their loss of any rights to technology that they now have or acquire in the future, could have a material adverse effect on Biosyntrex's business, results of operations and financial condition. Litigation, which could result in substantial cost to, and diversion of effort by, Donlar and Biosyntrex, may be necessary to enforce patents issued to Donlar or Biosyntrex, to defend Donlar or Biosyntrex against infringement claims made by others, or to determine the ownership, scope or validity of the proprietary rights of Donlar, Biosyntrex and others. An adverse outcome in any such litigation could subject Donlar and Biosyntrex to significant liabilities to third parties, require them to seek licenses from third parties, and/or require them to cease using certain technology, any of which could have a material adverse effect on Biosyntrex's business, results of operations and financial condition.

     Donlar or Biosyntrex may also become involved in interference proceedings declared by the United States Patent and Trademark Office ("PTO") in connection with one or more of Donlar's or, in the future, Biosyntrex's patents or patent applications to determine priority of invention. Any such proceeding could result in substantial cost to Donlar or Biosyntrex, as well as a possible adverse decision as to priority of invention of the patent or patent application involved. In addition, Donlar or Biosyntrex may become involved in reissue or reexamination proceedings in the PTO in connection with the scope or validity of their patents. Any such proceeding could have a material adverse effect on their business, results of operations and financial condition, and an adverse outcome in such proceeding could result in a reduction of the scope of the claims of any such patents or such patents being declared invalid. In addition, from time to time, to protect their competitive position, Donlar and Biosyntrex, or either of them, may initiate reexamination proceedings in the PTO with respect to patents owned by others. Such proceedings could result in substantial cost to, and diversion of effort by, Donlar and Biosyntrex, and an adverse decision in such proceedings could have a material adverse effect on Biosyntrex's business, results of operations and financial condition.

     Biosyntrex relies on trade secrets and proprietary know-how in the conduct of the its operations. Donlar has used and, Biosyntrex now uses employee and third-party confidentiality and non-disclosure agreements to protect such trade secrets and know-how. There can be no assurance that the obligation to maintain the confidentiality of such trade secrets or proprietary information will not wrongfully be breached by employees, consultants, advisors or others, that Donlar and Biosyntrex will have adequate remedies for any breach, or that the trade secrets or proprietary know-how will not otherwise become known or be independently developed or discovered by third parties.

     Projected Future Demand for Raw Material Exceeds Current Worldwide
Supply. The primary raw material in the TPA products, produced and sold by Biosyntrex, is L-aspartic acid. Because L-aspartic acid accounts for a major portion of Biosyntrex's finished goods costs, any material increase in the price of this raw material could have a material adverse effect on Biosyntrex. There are only a limited number of suppliers of L-aspartic acid worldwide and substantially all of the commercially available L-aspartic acid is produced by non-domestic sources. Biosyntrex currently purchases primarily from sources outside the United States. Biosyntrex believes that the world supply of L-aspartic acid is sufficient to meet its needs over the near term. It is thus important for Biosyntrex's long-term growth that it secure a low cost and consistent supply of L-aspartic acid.

     Competition. While Biosyntrex is not aware of any technology directly competitive with its TPA products in the agricultural field, there are numerous types of products that make claims as plant growth regulators and stimulants that affect a plant's genetic or immune system. In the performance chemicals field there is substantial competition by other chemical products, but also from other manufacturers of polyaspartate type products using production methods that may be outside the scope of Donlar's production patents and in target applications that may be outside the scope of Donlar's methods of use patents. The larger producers of other chemical products have substantially greater financial and technical resources, larger research and development staffs, and greater manufacturing and marketing capabilities than Biosyntrex. There can be no assurance that Biosyntrex's performance chemicals products will compete effectively against products produced by such competitors.

     Limited Manufacturing Capacity and Experience. Biosyntrex's success will depend, in part, on its ability to manufacture its products in significant quantities, with consistent quality, at acceptable costs and on a timely basis. Biosyntrex has limited experience in high-volume manufacturing. With respect to the Peru, Illinois manufacturing facility, Biosyntrex may incur significant continuous operation costs.

     Reliance on a Single Manufacturing Facility. The Peru, Illinois plant is Biosyntrex's sole manufacturing facility and the only facility capable of producing its products in quantities sufficient to meet its projected needs. While Biosyntrex maintains business interruption insurance in the amount of $15 million, any material disruption in the Peru plant's operations, whether due to fire, natural disaster, or otherwise, and whether or not covered by that insurance, could have a material adverse effect on Biosyntrex's business, results of operations and financial condition.

     Uncertainty of Regulatory Approvals. Biosyntrex's crop nutrition products may not be distributed in the various states without regulatory approval by the applicable state agricultural agency. Obtaining such approval generally requires that Biosyntrex demonstrate that the products are safe and efficacious over a defined time period. Donlar has already obtained such approvals for the crop nutrition products so that the products can be sold in 46 states. In addition, Biosyntrex's products are subject to approval by foreign regulatory authorities.

     Reliance on Single Technology. Although Donlar has obtained numerous patents covering manufacturing processes, composition and methods of use, all of Biosyntrex's products are based on its TPA technology. The fields in which Biosyntrex intends to sell its products are highly competitive and intensive research and development is always being undertaken by governmental entities, educational institutions and private enterprises with respect to products having practical effects such as those of certain of Biosyntrex's products. There can be no assurance that competitive products will not be introduced by third parties or that competing materials based on different or new technologies may not become commercially available. There can be no assurance that Biosyntrex's competitors will not succeed in developing or marketing materials, technologies or products that exhibit superior performance or are more commercially desirable or more cost effective than those developed and marketed by Biosyntrex. Any of the foregoing could have a material adverse effect on Biosyntrex's business, results of operations and financial condition.

     Risks Associated with Rapid Growth. Biosyntrex's proposed growth will place significant demands on its management, as well as its administrative, operational and financial resources. Biosyntrex's ability to manage its future growth will require Biosyntrex to implement new, and improve existing, operational, financial and management information systems. Biosyntrex's success will depend, in large part, upon its ability to attract and retain highly qualified research and development, management, manufacturing and marketing and sales personnel and to continue to motivate and manage its work force, particularly its sales force. If Biosyntrex is unable to effectively manage any of these factors, Biosyntrex's business, its financial condition and results of operations could be materially and adversely affected. No assurance can be given that Biosyntrex will experience growth or that it will be successful in managing its growth, if any.

     Limited Marketing Experience. While Biosyntrex's sales force has experience in marketing products to agricultural and performance chemicals end users, Biosyntrex has limited experience in marketing and selling the TPA products. To market its products effectively, Biosyntrex will be required to develop an expanded marketing and sales force that can effectively demonstrate the advantages of, and recommended methods and rates of application for, the TPA product applications. The crop nutrition products will also rely heavily on the availability of recommendations of prior users. Biosyntrex currently maintains arrangements with third parties for distribution of certain of its TPA products in the performance chemicals field and Biosyntrex expects to enter into additional arrangements with third parties for the commercialization and marketing of its products. Biosyntrex's future success will depend in part on the continued relationships with distributors, its ability to enter into other similar arrangements, the continuing interest of the existing distributors in current and potential product applications and, eventually, the distributors' success in marketing and willingness to purchase Biosyntrex's products. There can be no assurance that Biosyntrex will be successful in its marketing efforts, that it will be able to establish adequate sales and distribution capabilities, that it will be able to enter into or maintain marketing or distribution arrangements with third parties on financially acceptable terms, or that any third parties with whom it enters into such arrangements will be successful in marketing its products.

     Reliance on Key Personnel. Biosyntrex's principal executive officers have an average of over 25 years of collective experience in chemicals research, development and sales. The loss of the services of these executive officers or other key personnel, or the failure of Biosyntrex to attract and retain other skilled and experienced personnel on acceptable terms, could have a material adverse effect on Biosyntrex's business, results of operations and financial condition.

     Customer Concentration. Biosyntrex has only recently begun commercial sales of its agricultural and performance chemicals products. Biosyntrex sells its crop nutrition products primarily to agricultural distributors and its performance chemicals products to chemical service companies. While Biosyntrex expects to significantly increase its sales in these product lines and to focus its sales efforts on a more specifically targeted group of agriculture and chemical distributors, sales may continue to be concentrated among a relatively small group of customers, though not necessarily those that currently represented the largest portions of Donlar's sales in the past. Thus, the loss of any single customer could have a material adverse effect on Biosyntrex, its results of operations and its financial condition.

     Markets for Crop Nutrition Products are Seasonal and Volatile. Demand for Biosyntrex's crop nutrition products can be expected to be significantly affected by agricultural conditions, which can be unpredictable and volatile as a result of a number of factors. The most important factors are weather conditions and patterns, current and projected grain stocks and prices, and governmental agricultural policies, including those that directly or indirectly influence the number of acres planted, the level of grain stocks, the mix of crops planted, and crop prices. Because of its dependence on agricultural markets, the crop nutrition business is seasonal and Biosyntrex's operating results may vary significantly from quarter to quarter.

     Environmental and Other Regulatory Matters. Like other manufacturers, Biosyntrex is subject to a broad range of Federal, state, local and foreign laws and requirements, including those governing discharges in the air and water, the handling and disposal of solid and hazardous substances and wastes, the remediation of contamination associated with the release of hazardous substances, work place safety and equal employment opportunities. Donlar and Biosyntrex have made expenditures to comply with such laws and requirements. Biosyntrex believes, based on information currently available to management, that it is in compliance with applicable environmental and other legal requirements and that it will not require material capital expenditures to maintain compliance with such requirements in the foreseeable future.

     Governmental authorities have the power to enforce compliance with such laws and regulations, and violators may be subject to penalties, injunctions or both. Third parties may also have the right to enforce compliance with such laws and regulations. As Biosyntrex develops new formulations for TPA products and combine the TPA with other products, such as herbicides and insecticides, those products may become subject to additional review and approval requirements governing the sale and use of products such as those produced by Biosyntrex. Biosyntrex's manufacturing processes do not currently result in the generation of hazardous wastes. However, there can be no assurance that this will always be the case, and there can be no assurance that material costs or liabilities will not be incurred by Biosyntrex in the future as a result of the manufacturing operations. It is also possible that other developments, such as additional or increasingly strict requirements of laws and regulations of these types, or enforcement policies thereunder, could significantly increase Biosyntrex's costs of operations.

     Liability Risk. Products sold by Biosyntrex may expose it to potential liability for personal injury or property damage claims relating to the use of those products, particularly if used in a manner not in conformity with Biosyntrex's instructions. Although product liability claims historically have not had a material adverse effect on Donlar or Biosyntrex, there can be no assurance that Biosyntrex will not be subject to or incur liability for such claims in the future. Although Biosyntrex maintains product liability insurance in amounts that management deems commercially reasonable, a significant claim that is uninsured or partially insured could result in loss or deferral of revenues, diversion of resources, or damage to Biosyntrex's reputation, any of which could have a material adverse effect on Biosyntrex's business, operating results, and financial condition.

     Special Statement Concerning Forward-looking Statements. This report, in particular the "Business" and "Management's Discussion and Analysis or Plan of Operation" sections, contains forward-looking statements concerning the expectations and anticipated operating results of Biosyntrex. All of the forward-looking statements contained in this report are made in reliance upon the safe harbor protection for forward-looking statements provided by the Securities Act and the Exchange Act. Numerous factors govern whether any forward-looking statement made by Biosyntrex will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected by the forward-looking statements made in this report. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of Biosyntrex. Forward-looking statements are based on current expectations that may be affected by a number of risks and uncertainties. They are also based on certain assumptions.

     Assumptions involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, which are difficult or impossible to predict accurately and may be beyond the control of Biosyntrex. Although Biosyntrex believes that the assumptions underlying the forward-looking statements in this report are reasonable, any of these assumptions could prove inaccurate. Therefore, there can be no assurance that the results contemplated in any of the forward-looking statements will be realized. Budgeting and other management decisions are subjective in many respects and are susceptible to interpretations and periodic revision based on actual experience and business developments, the impact of which may cause Biosyntrex to alter its marketing capital expenditure plans or other budgets. This will affect Biosyntrex's results of operations. In light of the significant uncertainties inherent in the forward-looking statements, any such statement should not be regarded as a representation by Biosyntrex or any other person that the objectives or plans of Biosyntrex will be achieved.

ITEM 2. DESCRIPTION OF PROPERTIES

     Biosyntrex's marketing, sales, distribution and administrative operations are located in an approximately 6,700 square foot office and laboratory space in Bedford Park, Illinois which is leased from the Illinois Institute of Technology. Biosyntrex's manufacturing operations are conducted in Donlar's Peru, Illinois plant.

     To meet its initial projected production requirements for TPA, Donlar constructed a TPA manufacturing facility in Peru, Illinois on a 40-acre parcel purchased by Donlar in 1996. This 50,000 square foot facility currently contains two chemical reactors, the larger of which is designed to produce nominally, 30 million pounds of TPA products annually. The facility is large enough to accommodate additional reactors and Biosyntrex anticipates adding other reactors serially over the next several years as demand for its products increases. This expansion process is essentially modular and is not expected to involve substantial engineering or technical expenses or delays. The Peru facility is strategically located near barge, rail and road transportation facilities.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Biosyntrex's common stock was listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") SmallCap Market under the primary symbol "BIME." On November 27, 2000, Biosyntrex's common stock was delisted from the Nasdaq SmallCap Market. Biosyntrex's stock is currently quoted on the NASD over-the-counter bulletin board under the symbol "DBSY.OB" The following table contains information about the range of high and low bid prices for the common stock for each full quarterly period within the two most recent fiscal years, based upon quotations on the Nasdaq SmallCap Market (and giving effect to all stock splits occurring during such period or prior to the issuance of this report):

                       QUARTER ENDED                            HIGH(1)    LOW(1)
                       -------------                            -------    ------
December 31, 2001...........................................     $0.57     $0.05
September 30, 2001..........................................     $0.50     $0.05
June 30, 2001...............................................     $1.42     $0.46
March 31, 2001..............................................     $1.50     $0.75
December 31, 2000...........................................     $1.04     $0.79
September 30, 2000..........................................     $2.35     $2.04
June 30, 2000...............................................     $4.07     $3.29
March 31, 2000..............................................     $8.60     $7.50

-------------------------
(1) The source of these high and low prices through November 26, 2000 was Nasdaq, and subsequent to November 26, 2000 was the NASD over-the-counter bulletin board. The Nasdaq quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, may not represent actual transactions, and have been rounded up to the next highest two decimal places. Subsequent to November 26, 2000, the high represents the best (highest) price a prospective buyer is prepared to pay that day and the low represents the best (lowest) price at which someone who owns the security offers to sell it.

     The market price of the common stock is subject to significant fluctuations in response to variations in Biosyntrex's quarterly operating results, general trends in the market for Biosyntrex's products and product candidates, and other factors, over many of which Biosyntrex has little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for Biosyntrex's common stock, regardless of Biosyntrex's actual or projected performance. On March 28, 2002, the average of the closing bid and ask prices of the common stock on the NASD over-the-counter bulletin board was $0.27 per share.

     On March 28, 2002, there were approximately 5,000 holders of record of Biosyntrex's common stock.

     As of March 28, 2002, Biosyntrex had the following series of preferred stock outstanding:

          Series A 10% Cumulative Convertible Preferred Stock -- 39,124 shares outstanding, convertible into 232 shares of common stock; and

          Series B 10% Cumulative Convertible Preferred Stock -- 449 shares outstanding, convertible into 3 shares of common stock.

DIVIDENDS

     Biosyntrex has never declared or paid cash dividends on its common stock and does not anticipate paying any cash dividend on its common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

     None during the period covered by this report that have not been previously reported.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis of Biosyntrex's financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report. See Item 7. -- "Financial Statements and Supplementary Data."

OVERVIEW

     From 1997 until November of 2000, Biosyntrex was primarily engaged in the distribution and sale of nutritional and nutraceutical products. Biosyntrex's principal products were biologic nutraceutical supplements and sports and nutrition bars. As described in Part I, Item 1. "Description of Business" of this report, as a result of the transaction that were completed in 2000 and in early 2001, all of the operational activities of Donlar, except for Donlar's genetic research activities, are now conducted by Biosyntrex. The former Donlar businesses are now Biosyntrex's principal businesses and Biosyntrex is phasing out its nutritional and nutraceutical business. Biosyntrex's marketing, sales, distribution and administrative operations are conducted from Donlar's headquarters in Bedford Park, Illinois, and its manufacturing operations are conducted from Donlar's Peru, Illinois facility.

     Biosyntrex's reorganized businesses are conducted through three product lines:

     - BioPolymers, consisting of the performance chemicals business acquired from Donlar;

     - AgriSciences, consisting of the agricultural business acquired from Donlar; and

     - Optim Nutrition, consisting of Biosyntrex's nutritional and nutraceuticals business.

     Biosyntrex current business is the production and marketing of products initially developed by Donlar. Historically, Donlar began as a research and development company to exploit the possibilities of developing, manufacturing and marketing a new family of biodegradable polymers known as thermal polyaspartates (TPA). Although there was no market at the time of Donlar's inception for a new so-called "green chemistry," Donlar concluded that a market would develop if the technology and products were available. It also determined that the development of this technology and market would also require substantial capital.

     It took about ten years and the use of extensive capital to reach the point of commercialization whereby Biosyntrex's products and markets are protected by a global intellectual property portfolio of patents. The products are manufactured in a modern plant capable of producing high quality products at low cost and are sold in a marketplace where Biosyntrex's TPA products can compete on a cost/performance basis with conventional chemicals.

     As a result of this historical development, Biosyntrex' revenues from the sale of its products increased from $1.4 million in 2000 to $2.4 million in 2001. Commercialization of the products began approximately two years ago focusing on the building of three market's in oil production, agriculture and detergents.

RESULTS OF OPERATIONS

     During the year ended December 31, 2001, Biosyntrex had revenues of $2,352,834, compared to $1,381,994 for the year ended December 31, 2000. The increase in revenues was due to growth in the BioPolymers product line from new customers and new products.

     Cost of revenue was $2,639,022 in 2001, compared to cost of revenue of $2,097,189 in 2000. This increase was due to the increased sales in 2001, offset by decreased staff in the manufacturing area, as well as other cost reductions at the manufacturing facility in Peru, Illinois for plant supplies, plant repairs and equipment rental.

     Research and development cost decreased from $1,121,749 in 2000 to $821,414 in 2001 due to a reduction in research projects undertaken and a related reduction in staffing levels for research.

     Selling, general and administrative expenses increased from $3,689,944 in 2000 to $7,054,783 in 2001. This increase in 2001 was the result of a $1.45 million increase in the amortization of goodwill and $3.17 million in non-cash expenditures incurred in 2001. These increases were offset by a $440,000 reduction in employee expenses due to staff reductions, a $75,000 reduction in travel expenses, a $98,000 reduction in consulting fees paid in cash, a $110,000 reduction in professional fees and $124,000 reduction in advertising expenses. The non-cash expenditures for consulting services represent payments of these services in the Biosyntrex common stock.

     Other expense increased from $7,136,982 in 2000 to $7,942,928 in 2001 as a result of an $864,434 write down of investments in 2001 partially offset by a reduction in interest expense from $7.24 million in 2000 to $7.08 million in 2001. In addition, in 2000 Biosyntrex realized a gain of $100,000 on the sale of a product line.

     As a result of the foregoing, the net loss increased from $12,663,870 in 2000 to $16,105,313 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, Biosyntrex has been unable to finance its operations from cash flows from operating activities. Biosyntrex was cash flow positive from operations in the fourth quarter of 2001 and the first quarter of 2002 and expects to be cash flow positive from operations for the year 2002. As of December 31, 2001, Biosyntrex had cash of $3,746. In March of 2002, Biosyntrex obtained additional bridge financing in connection with the restructuring of its debt as described in Part I, Item 1. "Description of Business," but has no other plans for its continued financing. Biosyntrex intends to continue in existence through the operation of its businesses.

     Biosyntrex reduced its cash flows used in operations from $6,616,679 in 2000 to $1,773,455 in 2001, due to the continued effort to reduce costs and the increased revenue during 2001. Biosyntrex has been able to decrease its inventory levels by approximately $850,000 from 2000. In addition, it has increased its accrued liabilities by approximately $3.2 million, primarily as a result of accrued interest.

     Cash flows used in investing activities decreased to $100,329 in 2001 from $423,670 during 2000. This is due to Biosyntrex limiting its capital expenditures during 2001 and the fact that the costs associated with the reverse merger transaction were incurred in 2000.

     Cash flows provided by financing activities decreased from $7,537,506 during 2000 to $1,001,095 during 2001. The cash from financing activities in 2000 resulted from the sale of convertible debt and the exercise of warrants.

     The audited consolidated financial statements of Biosyntrex have been prepared on the assumption that it will continue as a going concern. Biosyntrex's independent public accountants have issued their report dated April 5, 2002, that includes an explanatory paragraph stating that Biosyntrex's recurring losses, among other things, raise substantial doubt about Biosyntrex's ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:
  Report of Independent Certified Public Accountants........    F-1
  Consolidated Balance Sheet as of December 31, 2001........    F-2
  Consolidated Statements of Operations for the Years Ended
     December 31, 2001 and 2000.............................    F-3
  Consolidated Statement of Shareholders' Deficit for the
     Years Ended December 31, 2001 and 2000.................    F-4
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2001 and 2000.............................    F-5
  Notes to Consolidated Financial Statements................    F-7

ITEM 8. CHANGES OR DISAGREEMENTS WITH ACCOUNTANTS

     None. Reference is made to Item 4. of the Current Report on Form 8-K filed by Biosyntrex on December 4, 2000.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

     The following table lists the persons currently serving as executive officers and directors of Biosyntrex.

                        NAME                            AGE                   POSITION
                        ----                            ---                   --------
Larry P. Koskan.....................................    59     Chief Executive Officer, President and
                                                               Chairman of the Board, November 2000
                                                               to present
Joel H. Lurquin.....................................    36     Controller and Treasurer, November
                                                               2000 to present
Robert P. Pietrangelo...............................    61     Vice President, November 2000 to
                                                               present; Chief Operating Officer, July
                                                               2001 to present
Robert W. Cooper(1)(2)..............................    73     Director
Dr. Robert G. Martin(2).............................    60     Director
Dean R. Kleckner(1)(2)..............................    70     Director

-------------------------
(1) Member of Audit Committee

(2) Member of Compensation Committee

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

     Robert P. Pietrangelo joined Donlar in April 1997 as its Vice President, Sales and Marketing of the Performance Chemicals Division and in October 1997 was named President of that division. In July of 2001, he was appointed Chief Operating Officer of the Company. Prior to joining Donlar, Mr. Pietrangelo held various management positions in the performance chemicals industry, including marketing manager with CPS Chemical (1989 to 1996) and Strategic Business Unit Manager with Rohm & Haas Company (1984 to

1989). Mr. Pietrangelo has a B.A. in Chemistry and Mathematics from LaSalle University and an M.B.A. in Marketing and Finance from Drexel University.

     Joel H. Lurquin joined Donlar in 1995 as Controller. Prior to joining Donlar, Mr. Lurquin was a senior auditor with Bansley and Kiener, Certified Public Accountants. He has a B.S. in Accounting from DePaul University.

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

     No family relationships exist between or among any of Biosyntrex's officers and directors.

BOARD OF DIRECTORS COMMITTEES

     The Board of Directors has established a Compensation Committee and an Audit Committee.

COMPENSATION COMMITTEE

     The Compensation Committee makes recommendations to the Board of Directors with respect to the compensation of management employees and administers plans and programs relating to employee benefits, incentives and compensation. The Compensation Committee also determines the persons to receive options under Biosyntrex's stock option plans and the number of options to be granted.

AUDIT COMMITTEE

     The Audit Committee makes recommendations to the Board of Directors with respect to the engagement of Biosyntrex's independent public accountants and reviews the scope and effect of the audit engagement.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the 1934 Act requires Biosyntrex's directors and executive officers, and persons who own more than 10% of a registered class of Biosyntrex's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Biosyntrex's common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC Regulations to furnish Biosyntrex with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such reports furnished to Biosyntrex, Biosyntrex believes that there was compliance for the year ended December 31, 2001 with all Section 16(a) filing requirements applicable to Biosyntrex's greater than 10% beneficial owners. Biosyntrex's officers and directors have not filed initial reports on Form 3 with the SEC. Management is working with such persons to prepare and file the required forms. Biosyntrex is not aware of any reportable transactions by its officers and directors during 2001.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation in fiscal years 2001, 2000 and 1999 for Biosyntrex's Chief Executive Officer and Chief Operating Officer.

                           SUMMARY COMPENSATION TABLE

                                                                                                      LONG TERM
                                              ANNUAL COMPENSATION                                COMPENSATION AWARDS
                             ------------------------------------------------------   -----------------------------------------
            (A)              (B)         (C)       (D)        (E)           (F)          (G)          (H)         PAYOUTS (I)
---------------------------  ----      --------   -----   ------------   ----------   ----------   ----------   ---------------
                                                                                      SECURITIES
                                                             OTHER       RESTRICTED   UNDERLYING
                                                             ANNUAL        STOCK       OPTIONS/       LTIP         ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR       SALARY    BONUS   COMPENSATION     AWARDS     SARS(#)(3)   PAYOUTS($)   COMPENSATION($)
---------------------------  ----       ------    -----   ------------   ----------   ----------   ----------   ---------------
Larry P. Koskan..........    2001      $159,623    -0-        -0-           -0-            -0-        -0-               -0-
  President and Chief        2000(1)   $ 30,833    -0-        -0-           -0-            -0-        -0-               -0-
  Executive Officer
Robert P. Pietrangelo....    2001      $161,367    -0-        -0-           -0-        500,000        -0-               -0-
  Vice President and Chief
  Operating Officer
Michael G. Acton.........    2000(2)   $100,000    -0-        -0-           -0-            -0-        -0-           $20,000(4)
  Chief Executive Officer    1999(2)   $100,000    -0-        -0-           -0-         48,000        -0-               -0-

-------------------------
(1) Mr. Koskan replaced Mr. Acton on November 3, 2000 as Chief Executive
    Officer.

(2) Ended September 30th of each of the fiscal years indicated.

(3) Adjusted to reflect all stock splits prior to the issuance of this report.

(4) Represents fair market value of 8,000 shares of common stock of Biosyntrex granted to Mr. Acton on December 22, 1999.

STOCK PLANS

     As of December 31, 2001, 1,325,000 shares of Biosyntrex's common stock were subject to options and issuable upon exercises of options granted under the 2001 Equity Incentive Plan.

OPTION GRANTS IN FISCAL YEAR 2001

     The following table sets forth information concerning the grant of stock options and stock appreciation rights (SARS) made under Biosyntrex's plans during the fiscal year ended December 31, 2001 to each named executive officer:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                  INDIVIDUAL GRANTS
                                               ------------------------
              (A)                   (B)            (C)           (D)          (E)          (F)            (G)
-------------------------------  ----------    ------------    --------    ----------    --------      ---------
                                                                                          POTENTIAL REALIZABLE
                                 NUMBER OF      % OF TOTAL                                  VALUE OF ASSUMED
                                 SECURITIES      OPTIONS       EXERCISE                  ANNUAL APPRECIATION FOR
                                 UNDERLYING     GRANTED TO     OR BASE                       OPTION TERM(2)
                                  OPTIONS      EMPLOYEES IN     PRICE      EXPIRATION    -----------------------
             NAME                 GRANTED      FISCAL YEAR     ($/SH.)        DATE        5%($)         10%($)
             ----                ----------    ------------    --------    ----------     -----         ------
Robert P. Pietrangelo..........   500,000(1)      37.45         $0.20         2011       $62,889       $159,374

-------------------------
(1) These options were granted at an exercise price equal to the per share market value of the common stock on the grant date. The 500,000 options become exercisable 20% percent each year beginning one year after the date of grant.

(2) The potential realizable value is calculated based on the term of the option (10 years) at its date of grant. It is calculated by assuming that the stock price on the date of grant ($0.20) appreciates at the indicated annual rate compounded annually for the entire term of the option; however, the optionee will not actually realize any benefit from the option unless the market value of the Company's common stock in fact increases over the option price.

     As part of the restructuring plan described in "Item 1: Description of Business -- Restructuring Plan," if the Merger is completed all options previously granted will be cancelled. It is anticipated that new options will be issued by the surviving corporation in the Merger to replace cancelled options.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE

     The following table sets forth information with respect to the exercise of stock options by each named executive officer during the fiscal year ended December 31, 2001, as well as the aggregate number and value of unexercised options held by such officers on December 31, 2001:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                                 NUMBER OF SECURITIES
                                                                      UNDERLYING        VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS
                                 SHARES ACQUIRED                 AT DECEMBER 31, 2001   AT DECEMBER 31, 2001
                                  ON EXERCISES        VALUE        (#)EXERCISABLE/        ($)EXERCISABLE/
             NAME                    (#)(1)        REALIZED($)      UNEXERCISABLE         UNEXERCISABLE(2)
             ----                ---------------   -----------   --------------------   --------------------
Robert P. Pietrangelo..........        -0-             -0-           -0-/500,000            $-0-/$77,500

-------------------------
(1) All share amounts and exercise prices were adjusted to reflect all stock splits prior to the issuance of this report.

(2) At December 31, 2001, the average of the closing bid and ask prices for Biosyntrex's common stock was $0.355.

COMPENSATION OF DIRECTORS

     Members of the Board of Directors who are not directly or indirectly employed by Biosyntrex have their expenses reimbursed in connection with attending meetings of the Board of Directors. In addition, during 2001 options were granted to Dean Kleckner and Robert Copper to purchase 50,000 and 100,000 shares of common stock, respectively, at an exercise price of $0.20, for their service on the board.

EMPLOYMENT CONTRACTS

     The Company entered into an employment agreement dated September 7, 2001, with Robert P. Pietrangelo to serve as chief operating officer of the Company. The employment agreement is for a two year term, automatically renewing for an additional three years if sales exceed expenses before the conclusion of the second year. Under the employment agreement, Mr. Pietrangelo is paid an annual salary of $160,000, subject to annual increases at the discretion of the board of directors, and is entitled to receive for 2001 (i) options to purchase 500,000 shares of the Company's common stock at $0.20 per share vesting in equal annual increments over five years and (ii) options to purchase an additional 500,000 shares of the Company's common stock at $0.20 per share immediately vested in full if the Company achieves $2.0 million in sales in 2001 and the Company's sales exceed expenses by December 31, 2001.

     Donlar entered into an employment agreement dated July 1, 1996, with Larry Koskan to serve as President and Chief Executive Officer of Donlar Corporation. Mr. Koskan's employment by the Company has continued under the terms of the Donlar employment agreement. The employment agreement was for an initial five year term and has been extended for an additional two years. Under the employment agreement, Mr. Koskan is paid an annual base salary of $185,000 which amount may be increased from time to time by the Compensation Committee of the Board of Directors. Mr. Koskan is further entitled to full compensation during any period or periods of disability not exceeding two years in the aggregate and a term life insurance policy in the face amount of $500,000 throughout the term of his employment. If Mr. Koskan's employment is terminated involuntarily as defined in his employment agreement, then Mr. Koskan is entitled to severance pay in a lump sum amount equal to his base compensation for the twenty-four months immediately preceding the termination.

REPORT ON REPRICINGS OF OPTIONS/SARS

     None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     To Biosyntrex's knowledge, the following table sets forth information regarding ownership of Biosyntrex's outstanding common stock on March 28, 2002 by beneficial owners of more than 5% of the outstanding shares of common stock. No director or executive officer of Biosyntrex owns any common stock.

                                                                      SHARES OF COMMON STOCK
                                                                        BENEFICIALLY OWNED
                     NAME AND ADDRESS                         ---------------------------------------
                  OF BENEFICIAL OWNER(1)                        NUMBER          PERCENTAGE OF CLASS
                  ----------------------                        ------          -------------------
Donlar Corporation........................................    33,279,520                68.2%
6502 South Archer Road
Bedford Park, IL 60501
Lasalle Bank(2)...........................................     8,000,000                16.4%
135 South LaSalle Street
Chicago, IL 60603

-------------------------
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date on which beneficial ownership is calculated, upon the exercise of options or warrants or otherwise. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants, or other rights to acquire shares, held by such person (but not those held by any other person) and exercisable within sixty (60) days from the date hereof have been fully exercised. Percentages are calculated based on 48,816,662 shares of common stock outstanding as of March 28, 2002 (as adjusted for shares deemed to be beneficially owned by such shareholder).

(2) The 8,000,000 shares of common stock owned by Lasalle Bank were previously pledged to Lasalle Bank as collateral for a loan to a shareholder of Donlar. For a description of the pledge, see "Item 5. Other information." in Biosyntrex's quarterly report on Form 10-QSB for the quarter ended June 30, 2001. Pursuant to an agreement between Lasalle Bank and the Donlar shareholder, the 8,000,000 shares were transferred to Lasalle Bank in March of 2002.

     The following table sets forth securities authorized for issuance under equity compensation plans that have been previously approved by security holders and not previously approved by security holders.

                           EQUITY COMPENSATION PLANS

                                                                                          NUMBER OF SECURITIES
                                      NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE     REMAINING AVAILABLE
                                       ISSUED UPON EXERCISE OF      EXERCISE PRICE OF     FOR FUTURE ISSUANCE
                                         OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,       UNDER EQUITY
           PLAN CATEGORY                 WARRANTS AND RIGHTS       WARRANTS AND RIGHTS     COMPENSATION PLANS
           -------------              --------------------------   --------------------   --------------------
Equity compensation plans approved
  by security holders...............          1,874,509               1.37                      125,491
Equity compensation plans not
  approved by security holders......         N/A                       N/A                     N/A
Total...............................          1,874,509               1.37                      125,491

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Donlar Corporation -- Donlar acquired 96% of Biosyntrex on November 3,
2000.

     In November 2000 and January 2001, pursuant to an amended stock purchase agreement and an amended asset purchase agreement between Biosyntrex and Donlar, Biosyntrex issued 41,279,520 million shares of common stock, par value $0.0001 per share, representing approximately 96% of Biosyntrex's shares outstanding on a fully diluted basis, in a private placement to Donlar. Biosyntrex issued those shares in exchange for $2,413,500 in cash and the transfer to Biosyntrex from Donlar of the exclusive right to distribute, and the exclusive right to all future sales from Donlar's agricultural, industrial and consumer products. In addition, Donlar transferred to Biosyntrex all technology, know how and patents for the crop nutrition management and oil field services businesses created after November 3, 2000, as well as all technology resulting from Donlar pharmaceutical research and development activities after November 3, 2000. Donlar's ownership interest in Biosyntrex has decreased since January 2001 as a result of transfers of common stock by Donlar and issuances of additional common stock by Biosyntrex.

     Christopher D. Illick -- Mr. Illick was the Chairman of Biosyntrex's Board of Directors until he resigned in the fourth quarter of 2000.

     Biosyntrex had a Consulting Agreement with Christopher D. Illick, one of Biosyntrex's directors and a member of its Compensation and Audit Committees. That Consulting Agreement provided for Mr. Illick's services as a director of Biosyntrex and as a member of Biosyntrex's Compensation and Audit Committees. Pursuant to that Consulting Agreement, Biosyntrex issued Mr. Illick 45 shares of common stock each month during his service as a director.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Form 10-KSB:

        1. Financial Statements (included in Part II, Item 7)
          Report of Independent Certified Public Accountants
          Consolidated Balance Sheet as of December 31, 2001
          Consolidated Statements of Operations for the Years Ended December 31,
           2001 and 2000
          Consolidated Statement of Shareholders' Deficit for the Years Ended
           December 31, 2001 and 2000
          Consolidated Statements of Cash Flows for the Years Ended December 31,
           2001 and 2000
           Notes to Consolidated Financial Statements

        2. Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

        3. Exhibits: The following Exhibits are filed with this Form 10-KSB:

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
   2.1        Stock Purchase Agreement, dated as of August 7, 2000,
              between Biosyntrex Systems, Inc. and Donlar Corporation.(10)
   2.2        Asset Purchase Agreement, dated as of August 7, 2000,
              between Biosyntrex Systems, Inc. and Donlar Corporation.(10)
   3.1        Amended and Restated Articles of Incorporation(5)
   3.2        Amended and Restated Bylaws (adopted March 22, 1996)(5)
   3.3        Certificate and Statement of Determination of Rights and
              Preferences of Series A 10% Cumulative Convertible Preferred
              Stock(5)
   3.4        Certificate and Statement of Determination of Rights and
              Preferences of Series B 10% Cumulative Convertible
              Non-Voting Preferred Stock(5)

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
   3.5        Certificate and Statement of Determination of Rights and
              Preferences of Series D 8% Cumulative Convertible Non-Voting
              Stock(5)
   3.6        Certificate of Amendment to the Designation of Rights and
              Preferences Related to Series A 10% Cumulative Convertible
              Preferred Stock(5)
   3.7        Certificate and Statement of Determination of Rights and
              Preferences of Series C 8% Cumulative Convertible Non-Voting
              Preferred Stock(5)
   3.8        Certificate and Statement of Determination of Rights and
              Preferences of Series E, 8% Cumulative Convertible Preferred
              Stock(6)
   3.9        Certificate of Amendment of Determination of Rights and
              Preferences of Series F, 8% Cumulative Convertible Preferred
              Stock(6)
   3.10       Amendment to Determination of Rights and Preferences of
              Series F Preferred(6)
   3.11       Certificate and Statement of Determination of Rights and
              Preferences of Series G, 8% Cumulative Preferred Stock(6)
   3.12       Amendment to Designation of Rights and Preferences of Series
              G Preferred(6)
   3.13       Certificate and Statement of Determination of Rights and
              Preferences of the Series J, 8% Cumulative Convertible
              Preferred Stock(6)
   4.1        Form of Common Stock Certificate(3)
   4.3        Form of Series A 10% Cumulative Convertible Preferred Stock
              Certificate(3)
   4.4        Form of Series B 10% Cumulative Convertible Preferred Stock
              Certificate(2)
   4.5        Form of Series D 8% Cumulative Convertible Preferred Stock
              Certificate(1)
   4.6        Form of Series C 8% Cumulative Convertible Preferred Stock
              Certificate(5)
   4.7        Form of Series E Certificate(6)
   4.8        Form of Series F Certificate(6)
   4.9        Form of Series G Amendment(6)
   4.10       Form of Series J Certificate(6)
   4.11       Bridge and Consolidated Term Loan Agreement, dated March 18,
              2001, among Biosyntrex, Donlar and Tennessee Farmers Life
              Insurance Company
  10.43       Office Lease Agreement(2)
  10.50       Thomas Q. Garvey, III Indemnification Agreement(2)
  10.51       St. Luke's-Roosevelt Hospital Center Statement of
              Agreement(2)
  10.52       Michael G. Acton Agreement(2)
  10.53       Frank A. Eldredge Agreement(2)
  10.54       James Dalton Agreement(2)
  10.60       Amended License Agreement with PTI(1)
  10.77       1995 Stock Incentive Plan(1)
  10.80       Incentive Stock Option Agreement with Michael G. Acton (May
              4, 1995)(1)
  10.82       Amended 1995 Stock Incentive Plan(1)
  10.83       Non-Qualified Stock Option Agreement with Christopher D.
              Illick(1)
  10.84       Schedule Identifying Other Non-Qualified Stock Option
              Agreements(1)
  10.85       Incentive Stock Option Agreement with Frank A. Eldredge(1)
  10.86       Schedule Identifying other Incentive Stock option
              Agreements(1)
  10.95       Lease Agreement with Young Electric Sign company(5)
  10.97       Form of Registration Rights Agreement (Series C
              Preferred)(5)

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
  10.98       Form of Investor Questionnaire and Subscription Agreement
              (Series C Preferred)(5)
  10.108      License Agreement with Biomed Patent Development LLC(5)
  10.112      First Amendment to Amended License Agreement with PTI(5)
  10.113      Contract with ML Industries(6)
  10.114      Contract with Medical Foods, Inc.(6)
  10.115      Contract with Harrogate Marketing LLC(6)
  10.116      Rockwood Purchase Agreement, as amended(6)
  10.117      Marketing and Consulting Services Agreement between
              Biosyntrex Systems, Inc., and Harrogate Marketing, L.L.C.
              dated as of August 14, 1999(7)
  10.118      Contract with Amerifit Nutrition, Inc.(8)
  10.119      License Agreement with Amerifit Nutrition, Inc.(8)
  10.120      Contract with ICN Pharmaceutical(8)
  10.121      Schedules to ICN Pharmaceutical Contract(8)
  10.122      Non-Competition Agreement with Amerifit Nutrition, Inc.(8)
  10.123      1999 Stock Option and Incentive Plan of Biosyntrex effective as of January 1, 1999(9)
  10.124      Form of Incentive Stock Option Grant and Agreement between
              Biosyntrex and certain directors, officers and employees of
              Biosyntrex(9)
  10.125      Form of Stock Option Grant and Agreement between Biosyntrex and certain directors, officers and employees of
              Biosyntrex(9)
  10.126      Form of Stock Award Letter.(9)
  10.127      Promissory Note in the principal amount of $1,115,024.80,
              dated as of August 7, 2000.(10)
  10.130      Capital Contribution, Assignment and Assumption
              Agreement(11)
  10.131      Form of Consulting Agreement with Peter Frugone(12)
  10.132      Form of Consulting Agreement with Media Relations Strategy,
              Inc.(13)
  10.133      Form of 2001 Equity Incentive Plan(14)
  10.134      Form of Employment Agreement dated September 7, 2001,
              between Biosyntrex and Robert P. Pietrangelo
  10.135      Form of Employment Agreement dated July 1, 1996, between
              Donlar and Larry Koskan
  23.1        Consent of Grant Thornton LLP

-------------------------

 (1) Incorporated by reference to Biosyntrex's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1995.

 (2) Incorporated by reference to Biosyntrex's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994.

 (3) Incorporated by reference to Biosyntrex's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and the two month period ended November 30, 1993.

 (4) Incorporated by reference to Biosyntrex's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

 (5) Incorporated by reference to Biosyntrex's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

 (6) Incorporated by reference to Biosyntrex's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

 (7) Incorporated by reference to Biosyntrex's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.

 (8) Incorporated by reference to Biosyntrex's Quarterly Report on Form 10-QSB for the period ended December 31, 1999.

 (9) Incorporated by reference to Biosyntrex's Registration Statement on Form S-8 filed on February 2, 2000.

(10) Incorporated by reference to Biosyntrex's Current Report on Form 8-K filed on August 15, 2000.

(11) Incorporated by reference to Biosyntrex's Current Report on Form 8-K filed on January 22, 2001.

(12) Incorporated by reference to Biosyntrex's Registration Statement on Form S-8 filed on May 2, 2001.

(13) Incorporated by reference to Biosyntrex's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

(14) Incorporated by reference to Biosyntrex's Proxy Statement filed on June 20, 2001.

     (b) Reports on Form 8-K filed during the last quarter of the period covered by this report.

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DONLAR BIOSYNTREX CORPORATION
                                          (Registrant)

                                                  /s/ LARRY P. KOSKAN
                                          --------------------------------------
                                          By:      Larry P. Koskan
                                          Its:      President and Chief
                                          Executive Officer
                                          Date:    April 15, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                       TITLE                       DATE
                     ---------                                       -----                       ----

                /s/ LARRY P. KOSKAN                    Director, Chairman                   April 15, 2002
---------------------------------------------------
                  Larry P. Koskan

               /s/ ROBERT W. COOPER                    Director                             April 15, 2002
---------------------------------------------------
                 Robert W. Cooper

             /s/ DR. ROBERT G. MARTIN                  Director                             April 15, 2002
---------------------------------------------------
               Dr. Robert G. Martin

               /s/ DEAN R. KLECKNER                    Director                             April 15, 2002
---------------------------------------------------
                 Dean R. Kleckner

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Certified Public Accounts.............    F-1
Consolidated Balance Sheet as of December 31, 2001..........    F-2
Consolidated Statements of Operations for the Years Ended       F-3
  December 31, 2001 and 2000................................
Consolidated Statement of Shareholders' Deficit for the         F-4
  Years Ended December 31, 2001 and 2000....................
Consolidated Statements of Cash Flows for the Years Ended       F-5
  December 31, 2001 and 2000................................
Notes to Consolidated Financial Statements..................    F-7

        THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS WILL BE FILED BY
                AMENDMENT TO THIS ANNUAL REPORT ON FORM 10-KSB.