Form 10KSB/A
period 2001-12-31
DONLAR BIOSYNTREX CORP
filed 2002-04-17
CIK 714634

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                AMENDMENT NO. 1
                                       TO

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                          DONLAR BIOSYNTREX CORPORATION
                                          (Registrant)

                                                  /s/ LARRY P. KOSKAN
                                          --------------------------------------
                                          By:      Larry P. Koskan
                                          Its:      President and Chief
                                          Executive Officer
                                          Date:    April 16, 2002

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
  Donlar Biosyntrex Corporation

     We have audited the consolidated balance sheet of Donlar Biosyntrex Corporation (formerly Biomune Systems, Inc.) and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Donlar Biosyntrex Corporation and Subsidiaries as of December 31, 2001, and the consolidated results of their operations, shareholders' deficit and cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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

     As discussed in note S, the accompanying consolidated financial statements for the year ended December 31, 2000, have been restated.

                                          GRANT THORNTON LLP

Chicago, Illinois
April 5, 2002

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2001

ASSETS
Current assets
  Cash......................................................  $      3,746
  Receivables, less allowance for doubtful accounts of
     $16,997................................................       504,915
  Inventories, net..........................................     1,842,244
  Prepaid expenses..........................................        93,274
  Other current assets......................................        39,335
                                                              ------------
          Total current assets..............................     2,483,514
Property, plant and equipment, net..........................     9,569,100
Other assets................................................        40,908
                                                              ------------
                                                              $ 12,093,522
                                                              ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Short term notes payable..................................  $  7,734,782
  Current portion of convertible debt.......................     1,751,027
  Payables and accrued expenses.............................     9,088,793
                                                              ------------
          Total current liabilities.........................    18,574,602
Notes payable...............................................     9,000,000
Convertible debt............................................    16,713,219
Shareholders' deficit
  Preferred stock, $.0001 par value.........................       197,797
  Common stock, $.0001 par value............................            --
  Additional paid-in capital................................    58,575,407
  Stock subscriptions receivable............................       (31,987)
  Deferred stock compensation...............................      (115,208)
  Accumulated deficit.......................................   (90,820,308)
                                                              ------------
          Total shareholders' deficit.......................   (32,194,299)
                                                              ------------
                                                              $ 12,093,522
                                                              ============

         The accompanying notes are an integral part of this statement.

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                                  2001           2000
                                                              ------------   ------------
                                                                              (RESTATED)
Revenues....................................................  $  2,352,834   $  1,381,994
Cost of revenue.............................................     2,639,022      2,097,189
Research and development....................................       821,414      1,121,749
Selling, general and administrative.........................     7,054,783      3,689,944
                                                              ------------   ------------
          Total operating expenses..........................    10,515,219      6,908,882
                                                              ------------   ------------
Loss from operations........................................    (8,162,385)    (5,526,888)
Other income (expense)
  Interest expense..........................................    (7,078,494)    (7,236,982)
  Write down of investments to market.......................      (864,434)            --
  Gain on sale of product line..............................            --        100,000
                                                              ------------   ------------
          Total other expense...............................    (7,942,928)    (7,136,982)
                                                              ------------   ------------
Loss before income taxes....................................   (16,105,313)   (12,663,870)
Provision for income taxes..................................            --             --
                                                              ------------   ------------
          Net loss..........................................   (16,105,313)   (12,663,870)
Preferred stock dividends and beneficial conversion
  premium...................................................            --         (2,625)
                                                              ------------   ------------
          Net loss applicable to common shares..............  $(16,105,313)  $(12,666,495)
                                                              ============   ============
Per common share
  Basic
     Net loss...............................................          (.36)          (.38)
  Diluted
     Net loss...............................................          (.36)          (.38)
  Weighted average shares of common stock outstanding
     Basic..................................................    44,772,087     33,339,356
     Diluted................................................    44,772,087     33,339,356

        The accompanying notes are an integral part of these statements.

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                       TWO YEARS ENDED DECEMBER 31, 2001

                                                                                       SERIES B
                                 COMMON STOCK           SERIES A PREFERRED STOCK    PREFERRED STOCK     ADDITIONAL
                             SHARES        AMOUNT        SHARES         AMOUNT      SHARES   AMOUNT   PAID-IN CAPITAL
                           -----------   -----------   -----------   ------------   ------   ------   ---------------
Balance at January 1,
  2000...................    2,848,735   $ 2,066,017    52,369,528   $ 31,511,004     --     $  --      $15,171,106
Net loss.................           --            --            --             --     --        --               --
Issuance of warrants for
  services...............           --            --            --             --     --        --          540,000
Repayment of shareholder
  receivable.............           --            --            --             --     --        --               --
Exercise of warrants.....   19,559,432       195,917    20,756,150      3,804,083     --        --               --
Issuance of warrants in
  connection with debt...           --            --            --             --     --        --          663,282
Amortization of deferred
  compensation...........           --            --            --             --     --        --               --
Capital contribution.....    2,764,961     1,776,614            --             --     --        --               --
Vesting of stock options
  and warrants...........           --            --            --             --     --        --           22,680
Reverse merger
  transaction............  (25,173,128)   (4,038,548)  (73,125,678)   (35,315,087)   449     6,740       39,146,118
                            42,999,500            --        38,599        188,432     --        --               --
Preferred stock
  dividends..............           --            --           525          2,625     --        --               --
                           -----------   -----------   -----------   ------------    ---     ------     -----------
Balance at December 31,
  2000 (restated)........   42,999,500            --        39,124        191,057    449     6,740       55,543,186
Net loss.................           --            --            --             --     --        --               --
Issuance of warrants for
  services...............           --            --            --             --     --        --          403,900
Issuance of common
  stock..................           --            --            --             --     --        --          714,593
Issuance of stock for
  services...............    2,458,079            --            --             --     --        --        2,184,248
Exercise of warrants.....      418,000            --            --             --     --        --           49,000
Amortization of deferred
  compensation...........           --            --            --             --     --        --               --
Vesting of stock options
  and warrants...........           --            --            --             --     --        --            1,880
Cancellation of stock
  options................           --            --            --             --     --        --         (321,400)
                           -----------   -----------   -----------   ------------    ---     ------     -----------
Balance at December 31,
  2001...................   45,875,579   $        --        39,124   $    191,057    449     $6,740     $58,575,407
                           ===========   ===========   ===========   ============    ===     ======     ===========


                             SHAREHOLDER       DEFERRED     ACCUMULATED
                           NOTE RECEIVABLE   COMPENSATION     DEFICIT         TOTAL
                           ---------------   ------------   ------------   ------------
Balance at January 1,
  2000...................     $(458,835)      $      --     $(62,048,500)  $(13,759,208)
Net loss.................            --              --     (12,663,870)    (12,663,870)
Issuance of warrants for
  services...............            --        (295,000)             --         245,000
Repayment of shareholder
  receivable.............       414,503              --              --         414,503
Exercise of warrants.....            --              --              --       4,000,000
Issuance of warrants in
  connection with debt...            --              --              --         663,282
Amortization of deferred
  compensation...........            --          12,292              --          12,292
Capital contribution.....            --              --              --       1,776,614
Vesting of stock options
  and warrants...........            --              --              --          22,680
Reverse merger
  transaction............        12,345              --              --        (188,432)
                                     --              --              --         188,432
Preferred stock
  dividends..............            --              --          (2,625)             --
                              ---------       ---------     ------------   ------------
Balance at December 31,
  2000 (restated)........       (31,987)       (282,708)    (74,714,995)    (19,288,707)
Net loss.................            --              --     (16,105,313)    (16,105,313)
Issuance of warrants for
  services...............            --        (703,125)             --        (299,225)
Issuance of common
  stock..................            --              --              --         714,593
Issuance of stock for
  services...............            --              --              --       2,184,248
Exercise of warrants.....            --              --              --          49,000
Amortization of deferred
  compensation...........            --         870,625              --         870,625
Vesting of stock options
  and warrants...........            --              --              --           1,880
Cancellation of stock
  options................            --              --              --        (321,400)
                              ---------       ---------     ------------   ------------
Balance at December 31,
  2001...................     $ (31,987)      $(115,208)    $(90,820,308)  $(32,194,299)
                              =========       =========     ============   ============

        The accompanying notes are an integral part of these statements.

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                  2001           2000
                                                              ------------   ------------
                                                                              (RESTATED)
Cash flows from operating activities
  Net loss..................................................  $(16,105,313)  $(12,663,870)
  Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization..........................     1,289,712        934,939
     Issuance of stock, options and warrants for services...     2,848,353        267,680
     Gain on sale of product line...........................            --       (100,000)
     Interest expense related to amortization of debt
       discount.............................................     3,414,664      3,431,547
     Write-down of goodwill.................................     1,189,923             --
     Write-down of investment to market.....................       864,434             --
     Change in assets and liabilities
       Receivables..........................................      (310,621)       (30,984)
       Inventories..........................................       848,769        404,516
       Prepaid expenses and other assets....................       211,816       (135,292)
       Payable and accrued expenses.........................     3,974,808      1,274,785
                                                              ------------   ------------
          Net cash used in operating activities.............    (1,773,455)    (6,616,679)
Cash flows from investing activities
  Purchase of property and equipment........................      (100,329)       (84,717)
  Acquisition costs.........................................            --       (338,953)
                                                              ------------   ------------
          Net cash used in investing activities.............      (100,329)      (423,670)
Cash flows from financing activities
  Principal repayments of convertible notes.................      (135,498)      (392,203)
  Proceeds from notes payable...............................       418,000      3,000,000
  Issuance of common stock..................................       714,593      1,776,614
  Proceeds from exercise of warrants........................        49,000      1,000,000
  Payments received on stock subscription receivable........            --        414,503
  Principal repayment of notes payable......................       (45,000)    (1,253,408)
  Proceeds from issuance of convertible notes...............            --      2,917,000
  Borrowings on line of credit..............................            --         75,000
                                                              ------------   ------------
          Net cash provided by financing activities.........     1,001,095      7,537,506
                                                              ------------   ------------
Net (decrease) increase in cash and cash equivalents........      (872,689)       497,157
Cash at beginning of year...................................       876,435        379,278
                                                              ------------   ------------
Cash at end of year.........................................  $      3,746   $    876,435
                                                              ============   ============
Supplemental disclosure of cash flow information
  Interest paid.............................................  $    655,457   $  1,925,137
  Income tax paid...........................................            --             --

                                                                  2001           2000
                                                              ------------   ------------
                                                                              (RESTATED)
Other non-cash transactions
  In 2001, the Company was forgiven its liability on its
     line of credit of $75,000 in exchange for related-party
     notes receivable with a book value of $74,639.
  In 2000, Biomune Systems, Inc. was acquired by Donlar
     Corporation through an Asset Purchase Agreement in
     exchange for approximately 96% of Biomune's stock

  The transaction was accounted for as a reverse acquisition and the fair value of the Company was allocated as follows:

Accounts receivable......................................                 $     18,355
Notes receivable.........................................                       74,639
Fixed assets.............................................                      125,000
Inventory................................................                      168,040
Investments..............................................                      864,434
Goodwill.................................................                    1,213,120
Other assets.............................................                       38,236
Acquisition costs........................................                      338,953
Liabilities assumed......................................                   (1,140,777)
                                                                          ------------
                                                                          $  1,700,000
                                                                          ============

        The accompanying notes are an integral part of these statements.

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Donlar Biosyntrex Corporation ("Donlar Biosyntrex") and subsidiaries (collectively the "Company") are in the early commercialization stage of a new family of environmentally friendly biodegradable polymers, known as thermal polyaspartates ("TPA"). During 2001, the Company changed its name from Biomune Systems, Inc. The Company manufactures and markets these polymers to agricultural, industrial and consumer markets. In the agricultural market, the products increase a plant's ability to absorb nutrients more efficiently. In the industrial and consumer markets, the products replace nonbiodegradable chemicals, and have been focused toward the oil field production, water treatment, detergents and cleaners, and personal care fields. The Company markets these products to service companies and distributors in the United States of America and Europe.

     The Company also is engaged in the distribution and sale of biologic nutraceutical supplements. Certain of the nutraceutical supplements incorporate a patented whey protein technology licensed by the Company and designed to provide or increase protective immunities to disease and to provide nutritional supplementation. Nutraceutical products are food supplements that are derived from a food base and are marketed as a beneficial source of nutrients to promote good health. The Company sells these products primarily to nutritional companies located in the United States of America. The Company has discontinued these nutraceutical operations during 2002.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements have been adjusted to reflect the reverse acquisition further described in note C. The transaction was accounted for as a reverse acquisition whereby Donlar Corporation was treated as the acquirer and Donlar Biosyntrex as the acquiree. The enclosed financial statements are based on Donlar Corporation's historical financial statements until the date of acquisition, November 3, 2000. From this date on, the financial statements include the activity of both Donlar Biosyntrex and Donlar Corporation.

     The consolidated financial statements also include the accounts of Donlar Biosyntrex' wholly-owned subsidiary, Optim Nutrition, Inc., and Donlar Corporation's 90%-owned subsidiary, Donlar Pharmaceutical Corporation. All significant intercompany balances and transactions have been eliminated.

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

INVESTMENT IN EQUITY SECURITIES

     The Company's investment in equity securities are carried in the financial statements at fair market value. Realized gains and losses, determined using the specific identification method, are included in earnings. At December 31, 2001, the Company wrote down to fair market value certain equity security investments. The write down amounted to $864,434 and was due to a decline in fair value considered to be other than temporary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company estimates that the fair value of all financial instruments at December 31, 2001, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE A -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)


FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

INVENTORIES

     Inventories are stated at the lower of cost or market value, using the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

     The Company assesses the recoverability of its property, plant and equipment whenever adverse events or changes in circumstances or business climate indicate that expected future undiscounted cash flows or the fair value may not be sufficient to support recorded property, plant and equipment. If impairment exists, the carrying amount of property, plant and equipment will be reduced by the shortfall.

EARNINGS PER COMMON, COMMON EQUIVALENT AND REVERSE STOCK SPLITS

     The computation of basic earnings per common share is based on the weighted average number of common shares outstanding during the year.

     The weighted average shares for the period from January 1, 2000 to November 3, 2000, is computed using Donlar Corporation's outstanding shares for the period, in proportion to Donlar Corporation's ownership percentage after the transaction.

     The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year plus common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.

     Preferred stock dividends and the impact of beneficial conversion premiums increase the net loss attributable to common stockholders for purposes of computing the net loss per common share.

     On October 31, 2000, Donlar Biosyntrex recorded a 1-for-5 reverse stock split on its common stock. Donlar Biosyntrex also recorded a 1-for-10 reverse stock split in November 1997 and December 1998. All of the per share data has been adjusted to reflect these changes. Donlar Biosyntrex has not adjusted the number of preferred shares in the financial statements; however, the conversion rights of the convertible preferred shares have been adjusted to reflect each reverse stock split.

     At December 31, 2001, there were 39,573 shares of Donlar Biosyntrex preferred stock outstanding, convertible into 235 shares of common stock.

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE A -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

GOODWILL

     Goodwill was established as a result of the reverse acquisition of Donlar Biosyntrex by Donlar Corporation. Costs associated with the Donlar Corporation purchase of Donlar Biosyntrex were also capitalized. The goodwill is being amortized over five years.

     The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future undiscounted cash flows may not be sufficient to support recorded goodwill. If impairment exists, the carrying amount of goodwill will be reduced by the estimated shortfall of discounted cash flows. See note C.

     The Company will adopt the provisions of SFAS 142 "Goodwill and Intangible Assets" as of January 1, 2002. The major provisions of this statement are discussed in the New Accounting Pronouncements section.

INVESTMENTS

     The Company accounts for its investments in affiliates using the lower of cost or market method.

REVENUE RECOGNITION

     Revenue is recognized upon shipment of the product.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses include amounts paid to third-party and related-party consultants related to the Company's product research and development activities. Costs associated with research and development of new products are expensed as incurred.

ADVERTISING

     The Company expenses the cost of advertising when the advertising occurs. For the years ended December 31, 2001 and 2000, advertising expenses totaled approximately $92,000 and $216,000, respectively, and are included in other general and administrative expenses in the accompanying statements of operations.

INCOME TAXES

     The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled, or realized.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for its employee stock options. The Company has adopted the disclosure-only provisions of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation." Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock on the date of grant, no compensation expense is recognized. The expense associated with stock options and warrants issued to non-employees and non-directors is reflected in the consolidated financial statements in accordance with SFAS 123. As permitted

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE A -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)


ACCOUNTING FOR STOCK-BASED COMPENSATION -- CONTINUED

by SFAS 123, the intrinsic value of compensatory options is reflected in the consolidated financial statements in accordance with APB 25.

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

     The Company maintains its cash in bank deposit accounts, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NEW ACCOUNTING PRONOUNCEMENTS

     SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" -- On June 29, 2001, the Financial Accounting Standards Board
(FASB) approved for issuance SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." The FASB issued these Statements on July 20, 2001. Major provisions of these Statements include the following:

     - All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling method of accounting is prohibited except for transactions initiated before July 1, 2001.

     - Intangible assets acquired in a business combination must be recorded separately from goodwill if they meet explicit criteria in SFAS 141.

     - Any negative goodwill remaining after reducing the carrying value of certain acquired assets to zero is recognized as an extraordinary gain.

     - SFAS 141 provisions relating to the initial measurement and recording of goodwill and intangible assets, as well as financial statement disclosures, are effective for purchase business combinations completed after June 30, 2001.

     - Goodwill and those intangible assets that have indefinite lives are not amortized but are tested for impairment annually and whenever there is an impairment indicator. In certain circumstances, goodwill impairment testing need not be done annually. All acquired goodwill must be assigned to reporting units for purposes of impairment testing.

     - SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 but only if they have not issued their first quarter financial statements prior to adoption. Regardless of the full adoption date, the nonamortization provisions of SFAS 142 are effective for business combinations and other transactions completed after June 30, 2001.

     - The Statements also include guidance on financial statement presentation and disclosures.

     Management does not expect this pronouncement will have an impact on the Company's 2002 financial statements.

     SFAS 143 "Accounting for Asset Retirement Obligations" -- SFAS 143 states that a liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability in the FASB

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE A -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)


NEW ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)

Concepts Statement 6, Element of Financial Statements, and if the amount of the liability can be reasonably estimated. Consequently, an entity should recognize a liability for an asset retirement obligation if (a) the entity has a duty or responsibility to settle an asset retirement obligation, (b) the entity has little or no discretion to avoid the future transfer or use of assets, and (c) the transaction or other event obligating the entity has occurred. When a retirement obligation is initially recognized, the asset retirement cost is capitalized by increasing the carrying amount of the related long-lived asset by an amount equal to the liability.

     The initial asset retirement obligation should be recorded at fair value. Subsequent to the initial measurement, an entity should recognize changes in the amount of the liability resulting from both the passage of time and revisions to either the timing or amount of the estimated cash flows.

     SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

     SFAS 144 "Impairment or Disposal of Long-Lived Assets" -- was issued to address significant implementation issues related to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a single accounting model to account for long-lived assets to be disposed of. SFAS 144 supersedes SFAS 121 as well as the provisions of Opinion 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, that address the disposal of a segment of a business. SFAS 144 also amends ARD 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary.

     SFAS 144 carries over the recognition and measurement provisions in SFAS
121. Accordingly, an entity should recognize an impairment loss if the carrying amount of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. SFAS 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS 144 also provides guidance on using the probability-weighted approach or the best-estimate approach in developing estimated future cash flows to test recoverability.

     Unlike SFAS 121, SFAS 144 includes criteria that have to be met for an entity to classify a long-lived asset or asset group as held for sale. If the criteria to classify an asset as held for sale are met after the balance sheet date but before issuance of the financial statements, the asset group would continue to be classified as held and used in those financial statements when issued. The measurement of a long-lived asset or asset group classified as held for sale is at the lower of its carrying amount or fair value less cost to sell. Expected future losses associated with the operations of a long-lived asset or asset group classified as held for sale are excluded from that measurement.

     SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.

NOTE B -- GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2001, the Company had an accumulated deficit of $90,822,933, a shareholders' deficit of $32,194,299 and has had substantial recurring losses. The consolidated operations of the Company have not achieved profitability and the Company has relied upon financing from the sale of its equity securities and liquidation of other assets to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE B -- GOING CONCERN -- CONTINUED

     The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources. Management's plan with respect to this uncertainty includes obtaining additional financing from the Company's principal lender, reorganizing the Company and converting debt to equity, evaluating new products and markets, and minimizing overhead and other costs. However, there can be no assurance that management will be successful.

NOTE C -- ACQUISITION

     On August 7, 2000, Donlar Corporation entered into an agreement with Donlar Biosyntrex to purchase 427,311 shares of Donlar Biosyntrex common stock, approximately 19.9% of the outstanding shares, in exchange for a $1,115,025, 10% note due December 31, 2000. On November 3, 2000, Donlar Corporation and Donlar Biosyntrex amended this agreement. The restructured transaction took place in three phases. First, Donlar Biosyntrex completed a 1 for 5 reverse split of its common stock. Secondly, Donlar Corporation paid $563,500 in cash as a partial payment on the $1,115,025 note and received 1,127,000 shares of Donlar Biosyntrex common stock.

     Thirdly, Donlar Corporation transferred the exclusive right to distribute and the exclusive right to all future sales from Donlar Corporation's crop nutrition management and oil field products to Donlar Biosyntrex. Donlar Biosyntrex also received the rights to certain research and development activities of Donlar Corporation and $1,850,000 in cash in exchange for issuing 40,152,520 additional shares of Donlar Biosyntrex common stock to Donlar Corporation, so that upon completion of these transactions, Donlar Corporation owned 96% of Donlar Biosyntrex common stock. Donlar Corporation also agreed to transfer to Donlar Biosyntrex the balance of its assets and related liabilities, except for Donlar Corporation's existing patent rights and all intellectual property relating to Donlar Corporation's genetic research activities.

     Assets transferred from Donlar Corporation to Donlar Biosyntrex collateralize certain notes payable and convertible debt of Donlar Corporation. In addition, other notes payable, convertible debt and other liabilities will be assumed by Donlar Biosyntrex in the future. Therefore, in accordance with SEC staff Accounting Bulletin No. 73, such debt has been "pushed down" to Donlar Biosyntrex and is reflected in Donlar Biosyntrex's financial statements.

     Since the foregoing transactions represent a change in control of Donlar Biosyntrex, they were accounted for as a reverse acquisition and a purchase of Donlar Biosyntrex by Donlar Corporation. The financial statements include the activity of Donlar Corporation as of and for the year ended December 31, 2000. The financial statements also include the activity of Donlar Biosyntrex subsequent to the date of acquisition, (November 3, 2000 through December 31, 2000). The purchase price of Donlar Biosyntrex is considered to be

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE C -- ACQUISITION -- CONTINUED

the estimated fair value of 4% of Donlar Corporation's stock, or $1,700,000, plus acquisition costs incurred of $338,953. The acquisition price was allocated as follows:

Cash........................................................   $     1,780
Accounts receivable.........................................        91,214
Inventory...................................................       168,040
Investments.................................................       864,434
Other assets................................................        38,236
Fixed assets................................................       125,000
Goodwill....................................................     1,552,073
Liabilities assumed.........................................    (1,140,777)
                                                               -----------
                                                               $ 1,700,000
                                                               ===========

     The acquisition was accounted for by the purchase method and the excess of the acquisition price over the fair value of the assets acquired is accounted for as goodwill and is being amortized over five years.

     Following is the summarized unaudited pro forma combined results of operations for the year ended December 31, 2000, assuming the acquisition had taken place at the beginning of the year. The unaudited pro forma results are not necessarily indicative of future results or results that would have been reported had the acquisition been completed when assumed.

Net sales...................................................   $  1,893,508
Loss before extraordinary item..............................    (18,654,135)
Net loss....................................................    (19,704,238)
Basic loss per share........................................          (2.38)

     During 2001, the Company determined its goodwill was impaired. This was due to negative cash flows from the above-mentioned acquisition and the decrease in revenue from the product lines included in the purchase. This impairment was $1,189,923 for the year ended December 31, 2001, and goodwill was reduced to zero.

NOTE D -- DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories
  Finished goods............................................   $ 1,215,697
  Raw materials.............................................     1,843,876
  Reserve for obsolescence..................................    (1,217,329)
                                                               -----------
                                                               $ 1,842,244
                                                               -----------
Payables and accrued expenses
  Trade payables............................................   $ 1,498,394
  Accrued interest..........................................     5,188,538
  Accrued other.............................................     2,401,861
                                                               -----------
                                                               $ 9,088,793
                                                               ===========

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE E -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, along with corresponding estimated useful lives, consisted of the following:

                                                              USEFUL LIFE     AMOUNT
                                                              -----------   -----------
Land........................................................                $   566,782
Building....................................................    30 years      5,820,273
Laboratory and plant equipment..............................  5-10 years      7,467,403
Furniture and fixtures......................................   5-7 years        205,151
Leasehold improvements......................................   1-4 years         56,008
                                                                            -----------
  Total property, plant and equipment.......................                 14,115,617
Less accumulated depreciation and amortization..............                  4,546,517
                                                                            -----------
  Property, plant and equipment, net........................                $ 9,569,100
                                                                            ===========

NOTE F -- INVESTMENT AND ADVANCES TO AFFILIATE

     Donlar Biosyntrex has advanced, loaned and invested a total of $2,156,377 to three companies under common control (Rockwood Company LLC, Twin Eagles LLC and Cypress) during 1998 and 1999. The loan was for $500,000 and bears interest at 8% and matures on January 15, 2006. No interest income has been received on the loan during 2001 or 2000. These advances, loan and investments were fully reserved for prior to Donlar Corporation's acquisition of Donlar Biosyntrex and had a net book value of $-0- at December 31, 2001 and 2000.

NOTE G -- NOTES PAYABLE

     All of the notes payable mentioned below are the obligations of Donlar Corporation, which have been "pushed down" to Donlar Biosyntrex in connection with the acquisition of Donlar Biosyntrex by Donlar Corporation.

     Notes payable consisted of the following:

Short-term notes payable
  Unsecured note payable to shareholder and director of
     Donlar Corporation, due October 31, 2002, bearing
     interest at prime plus 2%, net of unamortized debt
     discount of $-0- at December 31, 2001..................   $3,000,000
  Unsecured note payable to shareholder and director of
     Donlar Corporation, due December 31, 2001, bearing
     interest at prime plus 2%..............................       50,000
  Unsecured note payable to shareholder and director of
     Donlar Corporation, due September 6, 2002, with no
     stated interest rate...................................       21,000
  Demand note payable to shareholder of Donlar Corporation,
     bearing interest at 11%, collateralized by a stock
     pledge agreement covering all of the shares of the
     Donlar Biosyntrex common stock currently held by Donlar
     Corporation............................................      252,000

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE G -- NOTES PAYABLE -- CONTINUED

  Unsecured note payable to shareholder of Donlar Biosyntrex
     due July 17, 2002, bearing interest at prime plus 2%...       50,000
  Unsecured note payable to a shareholder and director of
     Donlar Corporation, due September 30, 2002, bearing
     interest at 11% per annum, collateralized by a second
     lien on Donlar Corporation's patents, net of
     unamortized debt discount of $769,725 at December 31,
     2001...................................................    4,361,782
                                                               ----------
                                                               $7,734,782
                                                               ==========
Long-term notes payable
  Notes payable to venture capital shareholders of Donlar
     Corporation $7,000,000 due June 2, 2006, and $2,000,000
     due December 31, 2006, bearing interest at 10% per
     annum, payable quarterly in cash or in kind at Donlar
     Corporation's option, collateralized by a third lien on
     Donlar Corporation's patents and a second lien on all
     Donlar Biosyntrex's assets.............................   $9,000,000
                                                               ----------
                                                               $9,000,000
                                                               ==========

     On October 23, 2000, Donlar Corporation issued a note to Dr. Robert G. Martin, a director and shareholder, in the amount of $3,000,000. This note bears interest at prime plus 2% (6.75% at December 31, 2001) and had a maturity date of April 30, 2001. The note was amended and now has a maturity date of October 31, 2002. Donlar Corporation issued Dr. Martin warrants to purchase shares of its common stock at $0.01 a share. The total amount of warrants is equal to 15% of the total common stock of Donlar Corporation (19,558,320 shares) and will be increased to 30% of the total common stock if the note is not paid in full at the maturity date. These warrants have an expiration of December 31, 2006. The value of the warrants was $14,864,323, computed using the Black-Scholes option pricing method. The $3,000,000 proceeds were allocated to the note ($503,798) and paid-in capital for the warrants ($2,496,202) based on the relative fair value of securities issued.

     In August 1996, Donlar Corporation received $26,000,000 in exchange for (a) unsecured notes payable, which are convertible into shares of Donlar Corporation's Series A and B preferred stock, (b) Series C preferred stock of Donlar Corporation, (c) shares in one of the Donlar Corporation's subsidiaries,
(d) warrants to purchase common stock of Donlar Corporation and (e) future royalty payments. The proceeds were allocated to the equity instruments and liabilities based upon estimated fair market value as follows. The fair value of the expected stream of royalty payments was estimated to be $3,500,000. The Series C preferred stock's primary feature was voting rights. The stock had no liquidation preference or redemption or conversion features, nor did it provide for dividends. Since this stock had only minimal value, a nominal $1,000 was estimated to be the fair market value. The shares of Donlar Corporation's subsidiary were assigned a value of $1,000, since the subsidiary had no operations and the subsidiary was subsequently dissolved. The value of the warrants was estimated to be zero since they were performance-based warrants, which management estimated would not be exercisable based on projections. The face amount of the convertible notes was $26,000,000. A debt discount totaling $3,502,000 was recorded and was amortized over the three-year period of the related debt.

     The convertible notes contained an automatic conversion provision. In 1997, holders of convertible notes aggregating $4,000,000 (face amount) surrendered their notes following a notice and request by Donlar Corporation for conversion. On December 31, 1999, the holders of the notes aggregating $22,000,000 entered into a settlement agreement with Donlar Corporation. Under the terms of the settlement agreement (a) Donlar Corporation paid at closing on December 31, 1999, a combined $8 million in cash and $9 million

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE G -- NOTES PAYABLE -- CONTINUED

in 10% seven-year notes to the holders of the notes (b) the warrants and royalties and Donlar Corporation's Series B and C preferred stock were cancelled, (c) the convertible notes were converted into 20,278,456 shares of Donlar Corporation's Series A preferred stock. These convertible note holders are entitled to receive one share of Donlar Corporation's common or Series A preferred stock for every three shares of common or Series A preferred stock issued by Donlar Corporation in the future as a result of the exercise or conversion of options, warrants and convertible debt of Donlar Corporation outstanding at December 31, 1999, with exercise or conversion prices greater than $1.00 per share.

     On October 8, 1999, Donlar Corporation borrowed $5,131,507 from Dr. Martin, in exchange for a $5,131,507, 11% note payable due on September 30, 2002. The note requires quarterly interest only payments prior to the lump-sum principal repayment in 2002. The note is collateralized by a second lien on Donlar Corporation's patents. These interest payments were not made in 2001.

     In connection with this transaction, Donlar Corporation issued Dr. Martin seven-year warrants to purchase 12,000,000 shares of Donlar Corporation's Series A preferred stock at $0.23 per share. The proceeds from issuance of the note and warrants, $5,131,507, were allocated to the note ($2,052,603) and paid-in capital ($3,078,904) based on the relative fair values of the securities issued.

     Dr. Martin deposited into an escrow account $1,000,000, which was paid to holders of convertible notes in connection with closing the settlement agreement transaction on December 31, 1999. In exchange for the $1,000,000, Donlar Corporation issued to Dr. Martin a one-year unsecured note, bearing interest at 10%, due on December 31, 2000. In addition, Donlar Corporation issued to Dr. Martin seven-year warrants to purchase 4,347,826 shares of Donlar Corporation's Series A preferred stock at $0.23 per share. The value of the warrants was $2,811,739, computed using the Black-Scholes option pricing method. The $1,000,000 proceeds were allocated to the note ($262,348 net of debt discount) and paid-in capital ($737,652) for the warrants based on the relative fair value of the securities issued. The note was paid in full on December 31, 2000.

     All of the notes mentioned above were issued to shareholders of either Donlar Corporation or Donlar Biosyntrex.

CONVERTIBLE DEBT

     All of the convertible notes payable mentioned below, are the obligations of Donlar Corporation and are convertible into shares of Donlar Corporation's common or Series A preferred stock. The note payment obligations have been "pushed down" to Donlar Biosyntrex in connection with the acquisition by Donlar Biosyntrex of Donlar Corporation. The stock issuance obligations remain with Donlar Corporation.

     Convertible debt consisted of the following:

Unsecured notes payable, due April 15, 2001, bearing
  interest at 12%, convertible into a variable number of
  shares of Donlar Corporation's Series A preferred stock at
  90% of the per share value of an initial public offering
  of Donlar Corporation or strategic investment, net of
  unamortized debt discount of $0 at December 31, 2001......   $   763,500
Note payable to bank, collateralized by all Donlar
  Corporation's tangible and intangible assets, due January
  1, 2005, bearing interest at 10% per annum, convertible
  into shares of Donlar Corporation's common stock at $1.01
  per share, net of unamortized debt discount of $1,322,352
  at December 31, 2001......................................    15,789,636

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE G -- NOTES PAYABLE -- CONTINUED


CONVERTIBLE DEBT -- CONTINUED

Unsecured notes payable, due on various dates in 2005,
  bearing interest at 15%, convertible into a variable
  number of shares of Donlar Corporation's Series A
  preferred stock at $1.01 per share, or $0.505 per share
  upon an initial public offering of Donlar Corporation, net of unamortized debt discount of $290,498 at December 31,
  2001......................................................     1,476,464
Unsecured note payable, due July 17, 2005, bearing interest
  at 12%, convertible into a variable number of shares of
  Donlar Corporation's Series A preferred stock at $1.01 per share, or $0.505 per share upon an initial public offering
  of Donlar Corporation.....................................       150,000
Unsecured notes payable to a shareholder and director of
  Donlar Corporation, due on various dates in 2005, bearing
  interest at 15%, convertible into a variable number of
  shares of Donlar Corporation's Series A preferred stock at
  $0.77 per share, or $0.385 per share upon an initial
  public offering of Donlar, net of unamortized debt
  discount of $715,354 at December 31, 2001.................       284,646
                                                               -----------
                                                                18,464,246
Less current portion........................................     1,751,027
                                                               -----------
                                                               $16,713,219
                                                               ===========

     In 1998, Donlar Corporation received $763,500 from certain shareholders in exchange for (a) 12% three-year notes convertible into Donlar Corporation's Series A preferred stock at 90% of the per share value of an initial public offering or a future equity investment in Donlar Corporation of at least $15,000,000; and (b) ten-year warrants for $763,500 in Donlar Corporation's Series A preferred stock, exercisable at the per share value of the next equity investment in Donlar Corporation of at least $15,000,000. A debt discount of $551,000 recorded to reflect the value of the warrants is being amortized over a 36-month period beginning April 15, 1998. The number of shares into which the notes are convertible is subject to a minimum such that, if necessary, at the time of an initial public offering or the next equity investment in Donlar Corporation of at least $15,000,000, the value of participating shareholders' shares, options and warrants would be at least 150% of the shareholders' $2,763,586 basis in these and prior investments.

     During 1997, Donlar Corporation borrowed $5,000,000 from a commercial bank, supported by the commitment of a group of insurance companies, which were shareholders of Donlar Corporation to purchase the applicable note and mortgage from the bank. The note bore interest at 9.77% and required quarterly interest only payments in 1998 and quarterly interest and principal payments based on a 15-year amortization schedule for the next four years with the remaining balance due on January 1, 2003. The loan was required to be repaid on completion of an initial public offering with a 1% prepayment penalty if an offering were completed in 1998. The note was collateralized by a mortgage on Donlar Corporation's Peru, Illinois real estate and its equipment.

     In 1998, the $5,000,000 note payable described in the preceding paragraph and 915,000 shares of Donlar Corporation's Series A preferred stock owned by the group of insurance companies (referred to above) was purchased by Donlar Corporation and restructured into a 7% five-year note convertible into shares of common stock at $5.00 per share or 85% of the per share value of a future public offering or strategic equity investment in Donlar Corporation of at least $15,000,000. Cash proceeds to Donlar Corporation were $1,400,000. Interest of $478,067 was recorded over the seven-month period until the outstanding obligation equaled the face amount of the note, $12,032,357, on February 1, 1999. Thereafter, Donlar Corporation was required to make quarterly principal and interest payments on a 15-year amortization schedule and a final balloon payment on April 1, 2003. The convertible note was collateralized by all the tangible assets of Donlar Corporation.

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE G -- NOTES PAYABLE -- CONTINUED


CONVERTIBLE DEBT -- CONTINUED

     With the agreement of the note holder, the two $323,465 payments of principal and interest scheduled for July 1 and October 1, 1999, were deferred until December 30, 1999, at which time, Donlar Corporation and the note holder restructured the note, accrued interest and late fees on the note as well as an additional $5,000,000 of cash proceeds to Donlar Corporation, into a new $17,639,648 convertible note.

     The amended and restated note bears interest at 10% and requires quarterly interest and principal payments based on a 15-year amortization schedule, with the remaining balance due January 1, 2005. The note is convertible in whole or in part into shares of Donlar Corporation's Series A preferred stock at an exercise price of $1.01 per share. The note is collateralized by all Donlar Corporation's tangible and intangible assets. In connection with the issuance of the note, Donlar Corporation granted the insurance companies a 7-year warrant for the purchase of 6,025,171 shares of Donlar Corporation's common stock at an exercise price of $0.01 per share. The $5,000,000 proceeds were allocated to the note $2,796,146 and paid-in capital $2,203,854 based on the relative fair value of the securities issued.

     In 2000, Donlar Corporation received $1,767,000 from certain shareholders in exchange for (a) five year 15% notes convertible into shares of Donlar Corporation's Series A preferred stock at $1.01 per share, or $0.505 per share in the event of an initial public offering, and (b) five year warrants to purchase 773,062 shares of Donlar Corporation's Series A preferred stock at $0.01 per share. The cash proceeds were allocated to the note and warrant based on the relative fair value of the securities issued. The value of the warrants was $587,527 calculated using the Black Scholes option pricing model. The $1,767,000 proceeds were allocated to the note $1,326,079 and paid-in-capital for the warrants $440,921 based on the relative fair value of securities issued.

     In 2000, Dr. Martin paid $1,000,000 for (a) five year 15% notes convertible into shares of Donlar Corporation's Series A preferred stock at $0.77 per share, or $0.385 per share in the event of in initial public offering and (b) five year warrants to purchase 4,069,262 shares of Donlar Corporation's Series A stock at $0.01 per share. Dr. Martin was also granted a 1% royalty on all Donlar Corporation sales for five years. The cash proceeds were allocated to the note, warrant and royalty obligation based on the relative fair value of the securities issued and the present value of the projected revenue stream. The value of the warrants was $3,092,639 calculated using the Black Scholes option pricing model. The $1,000,000 proceeds were allocated to the note ($244,341) and paid-in-capital for the warrants ($755,659) based on the relative fair value of securities issued. An additional debt discount was recorded on this note because of its beneficial conversion factor. This additional discount left the book value of the note at $-0-.

     Another investor purchased for $150,000 a five year 12% note convertible into shares of Donlar Corporation's Series A preferred stock at $1.01 per share, or $.505 per share in the event of an initial public offering.

     Included in convertible debt above is $18,314,246 (net of debt discount of $2,328,204) at December 31, 2001, in notes, which were issued to shareholders of Donlar Corporation.

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

DEBT MATURITIES

     At December 31, 2001, the notes payable and convertible debt mature as follows:

  2002......................................................   $10,255,536
  2003......................................................       711,287
  2004......................................................       785,128
  2005......................................................    17,545,006
  2006......................................................     9,000,000
                                                               -----------
                                                                38,296,957
  Less imputed interest.....................................     3,097,929
                                                               -----------
                                                               $35,199,028
                                                               ===========

NOTE H -- INCOME TAXES

     The benefit for income taxes is different than amounts, which would be provided by applying the statutory Federal income tax rate to loss before benefit for income taxes for the following reasons:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Federal income tax benefit at statutory rate................   34.0%   34.0%
State income tax benefit....................................    4.6     4.6
Permanent differences.......................................  (13.2)   (5.5)
Valuation allowance.........................................  (25.4)  (33.1)
                                                              =====   =====
Federal income tax benefit at statutory rate................   00.0%   00.0%
                                                              =====   =====

     Deferred tax assets are comprised of the following:

Net operating loss carryforwards............................   $21,152,000
Write-down of assets........................................       663,000
Allowance for bad debts.....................................         5,000
Inventory...................................................        87,000
Other accounts..............................................        30,000
Valuation allowance.........................................   (21,937,000)
                                                               -----------
                                                               $        --
                                                               ===========

     The Company's net operating loss carryforward benefit and valuation allowance were reduced for the expiration of both the investment tax credit carryforward and a portion of the net operating loss carryforward.

     As of December 31, 2000, the Company had net operating loss carryforwards ("NOL's") for Federal income tax reporting purposes of approximately $55,000,000. These NOL's will expire over time between 2001 through 2020. There can be no assurance that all of these NOL's will be available to offset future taxable income, if any. A NOL generated in a particular year will expire for Federal income tax purposes if not utilized within 15 to 20 years, dependent on when the NOL's were generated. Additionally, the Internal Revenue Code contains other provisions, which could reduce or limit the availability and utilization of these NOL's. For example, limitations are imposed on the utilization of NOL's if certain ownership changes have

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE H -- INCOME TAXES -- CONTINUED

taken place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOL's, the Company has established a valuation allowance for all of its deferred income tax assets.

     The Company could be subject to alternative minimum tax, which the NOL's cannot be used to offset; however, an assessment has not yet been determined.

NOTE I -- GAIN ON SALE OF PRODUCT LINE

     In January 2000, the Company sold its Nite Bite product line for $1,482,000. A retention reserve of 10% was established in the amount of $148,200. The retention reserve had an allowance booked against it at the date Donlar Biosyntrex was acquired by Donlar Corporation. In February 2001, the Company received the full retention reserve of $148,200 and determined that at December 31, 2000, no reserve was necessary and a gain of $100,000 was recorded.

NOTE J -- COMMON AND PREFERRED STOCK

     The following is a listing of Donlar Biosyntrex authorized common and preferred stock as of December 31, 2001.

     Donlar Biosyntrex has authorized 500,000,000 shares of common stock with a par value of $0.0001.

     Donlar Biosyntrex has authorized 50,000,000 shares of preferred stock with a par value of $0.0001. The preferred shares have been designated as follows, however the entire amount authorized has not been allocated to specific series:

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

     - Series E 8% cumulative, 7,000,000 non-voting shares authorized, these shares convert to common stock by dividing the stated value of Series E by the lesser of $1.10 or per share fair value of Company's common stock.

     - Series F 8% cumulative, 7,000,000 non-voting shares authorized, these shares convert to common stock by dividing the stated value of Series F by the lesser of $1.10 or per share fair value of Company's common stock.

     - Series G 8% cumulative, 750,000 non-voting shares authorized.

     - Series J 10% cumulative, 2,000 non-voting shares authorized, these shares are convertible by dividing the stated value of Series J by the market price of the common stock on such date.

     No shares of Series E, F, G or J preferred stock were outstanding as of December 31, 2001.

NOTE K -- EQUITY TRANSACTIONS

     In January 2001, Donlar Corporation sold 1,500,000 shares of its common stock for $714,593, which was contributed to the Company.

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE K -- EQUITY TRANSACTIONS -- CONTINUED

     In January 2001, the Company entered into an agreement with a media relations firm. This agreement is for one year and the Company issued 500,000 shares of Donlar Biosyntrex's common stock in connection with the execution of the agreement. The Company recorded $468,750 of general and administrative expenses, which is the fair value of the stock issued.

     Additionally, the Company issued the media relations firm 750,000 shares of Donlar Biosyntrex's common stock to be held in an escrow account until completion of the terms of the agreement. The fair value of these 750,000 shares was recorded as deferred compensation in the amount of $703,125. This amount is being amortized over one year, the life of the agreement, as adjusted for changes in fair value over the term of the agreement. On August 3, 2001, the 750,000 shares were released from escrow and delivered to the media relations firm and the remaining deferred compensation was reversed and transferred to additional paid in capital.

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

     On May 11, 2001, the Company issued a warrant to purchase 500,000 shares of common stock at $2.50 a share to the investment advisor referred to above. In connection with this transaction, the Company recorded $403,900 of general and administrative expenses which is the fair value of the warrant issued. The fair value of the warrant is estimated using the Black-Scholes pricing model, with an expected volatility of 145%, a risk-free interest rate of 5%, and 0% dividend yield. On June 6, 2001, this investment advisor partially exercised the warrant to purchase 18,000 shares.

     In August 2001, Donlar Corporation surrendered to the Company for cancellation 8,000,000 shares of the Company's common stock held by Donlar Corporation, which the Company cancelled on August 13, 2001. In November 2000, the Company had issued and delivered 8,000,000 shares of the Company's common stock to Dr. Donald Sanders, a shareholder and former director of Donlar Corporation, so that he could pledge that stock to a commercial bank as collateral for a loan. The bank has advised the Company and Donlar Corporation that the loan has not been paid and substituted collateral has not been provided. The bank continues to hold the shares. At the time of issuance, the Company received no consideration for the shares. Donlar Corporation has since agreed to the surrender for cancellation of an equal number of company shares held by Donlar Corporation.

NOTE L -- STOCK OPTIONS AND WARRANTS

     Donlar Biosyntrex has established certain Stock Incentive Plans (collectively, the "Plans"), which allow for the granting of incentive stock options, nonqualified stock options, stock appreciation rights and the award of common stock to certain individuals, including employees, officers, directors, consultants, and others as designated by the Board of Directors. Under the terms of the Plans, the exercise prices for incentive stock options shall not be less than the fair market value at the date of grant. The exercise price for nonqualified stock options shall not be less than the lesser of:

     1) the book value per share of common stock as of the end of the year of Donlar Biosyntrex immediately preceding the date of grant, or

     2) 50% of the fair market value per share of common stock on the date of grant.

     Options are exercisable within periods determined by the Board of Directors but may not exceed ten years from the date of grant.

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE L -- STOCK OPTIONS AND WARRANTS -- CONTINUED

     A summary of Donlar Biosyntrex stock option activity is as follows. Stock option activity for Donlar Corporation is not included.

                                             NUMBER OF                            WEIGHTED AVERAGE
                                              SHARES      EXERCISE PRICE RANGE     EXERCISE PRICE
                                             ---------    --------------------    ----------------
Outstanding at January 1, 2000...........      149,169     $    2.50-1,190.00        $   33.80
  Granted................................           --                     --               --
  Exercised..............................      (94,000)             2.50-5.00             3.70
  Canceled...............................       (5,400)        10.00-1,170.00           569.55
                                             ---------     ------------------        ---------
Outstanding at December 31, 2000.........       49,769          2.50-1,190.00            28.25
  Granted................................    1,325,000                    .20              .20
  Exercised..............................           --                     --               --
  Cancelled..............................         (260)     1,170.00-1,190.00         1,185.38
                                             ---------     ------------------        ---------
Outstanding at December 31, 2001.........    1,374,509              .20-1,190              .78
                                             =========
Exercisable at December 31, 2001.........      434,509     $       .20-219.80        $    2.33
                                             =========     ==================        =========

     When accounting for the issuance of stock options and warrants, financial accounting standards allow entities the choice between adopting a fair value method or an intrinsic value method with footnote disclosures of the pro forma effects if the fair value method had been adopted. Donlar Biosyntrex has opted for the latter approach. Had Donlar Biosyntrex options and warrants been determined based on the fair value method, the results of operations would have been reduced to the pro forma amounts indicated below:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
Net loss applicable to common shares -- as reported......  $(16,105,313)  $(12,663,870)
Net loss applicable to common shares -- pro forma........   (16,184,963)   (12,663,870)
Basic loss per common share -- as reported...............          (.35)          (.38)
Basic loss per common share -- pro forma.................          (.35)          (.38)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Expected dividend yield.....................................  $     --   $     --
Expected stock price volatility.............................       124%        80%
Risk-free interest rate.....................................      4.48%      5.25%
Expected life of options....................................   7 years    2 years

     The weighted average fair value of options granted during 2001 was $.20.

     During the year ended December 31, 2000, the Board of Directors of Donlar Biosyntrex elected to change the exercise price of the options to purchase 84,000 shares issued during 1999, from $5.00 per share to $2.50 per share. These options are treated as variable options under Accounting Principles Board Opinion No. 25 and related interpretations, and Donlar Biosyntrex recorded compensation expense of $520,500 prior to the reverse acquisition transaction.

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE L -- STOCK OPTIONS AND WARRANTS -- CONTINUED

     The following table summarizes information about Donlar Biosyntrex stock options outstanding at December 31, 2001:

                  OUTSTANDING                                EXERCISABLE
-----------------------------------------------   ---------------------------------
                                     WEIGHTED
                                     AVERAGE      WEIGHTED                 WEIGHTED
                                    REMAINING     AVERAGE                  AVERAGE
   RANGE OF           NUMBER       CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
EXERCISE PRICE    OUTSTANDING AT   LIFE (YEARS)    PRICE     EXERCISE AT    PRICE
--------------    --------------   ------------   --------   -----------   --------
$.00 -    .20...    1,325,000          4.71        $ .20       385,000      $ .20
..20 -  20.00...        36,000          2.61         2.50        36,000       2.50
20.01 - 219.80..       13,509           .50        74.58        13,509      74.58
                    ---------          ----        -----       -------      -----
$20. - 219.80...    1,374,509          4.64        $ .78       434,509      $1.37
                    =========          ====        =====       =======      =====

     A summary of Donlar Biosyntrex warrant activity is as follows. Warrant activity for Donlar Corporation is not included.

                                                  NUMBER OF    EXERCISE     WEIGHTED AVERAGE
                                                   SHARES     PRICE RANGE    EXERCISE PRICE
                                                  ---------   -----------   ----------------
Outstanding at January 1, 2000..................        --     $      --         $  --
  Granted.......................................   650,000           .01           .01
  Exercised.....................................        --            --            --
  Canceled......................................        --            --            --
                                                  --------     ---------         -----
Outstanding at December 31, 2000................   650,000           .01           .01
  Granted.......................................   500,000          2.50          2.50
  Exercised.....................................  (418,000)     .01-2.50           .20
  Cancelled.....................................        --            --            --
                                                  --------     ---------         -----
Outstanding at December 31, 2001................   732,000     $.01-2.50         $1.00
                                                  ========     =========         =====

     In August 2000, Donlar Corporation entered into agreement with an investment advisor in which the advisor received warrants to purchase a total of 400,000 shares of Donlar Biosyntrex common stock at a purchase price of $0.01 per share. The excess of the fair value of Donlar Biosyntrex stock at date of grant has been recorded as management, consulting and research expense in the amount of $245,000.

     In November 2000, Donlar Biosyntrex entered into a consulting agreement in which the consultant is to receive three year warrants to purchase a total of 250,000 shares of Donlar Biosyntrex common stock at a purchase price of $0.01 per share. The excess of the fair value of Donlar Biosyntrex stock at date of grant over the exercise price has been recorded as deferred compensation. This is being amortized over the two-year life of the agreement.

     In May 2001, the Company entered into an agreement, in which the consultant is to receive three year warrants to purchase a total of 500,000 shares of Donlar Biosyntrex common stock at a purchase price of $2.50 per share.

NOTE M -- BENEFIT PLANS

     On January 1, 1996, Donlar Corporation adopted a 401(k) savings plan. Employees meeting certain eligibility requirements, as defined, may contribute a percentage of pretax gross wages up to the legally defined

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE M -- BENEFIT PLANS -- CONTINUED

deferral limit. Donlar Corporation may make discretionary contributions. As of December 31, 2001 and 2000, Donlar Corporation has not made any contributions to the plan.

NOTE N -- RELATED-PARTY TRANSACTIONS

     During 2000, Donlar Corporation entered into a management consulting agreement with a shareholder and director of Donlar Corporation. The agreement provides that in consideration of the services provided by the consultant, a consulting fee will be earned, equivalent to 1% of all sales of polymer products that occur during each year of the term of the agreement (expense and paid or accrued). The initial payment is to be made on or before April 15, 2001, and a final payment on or before April 15, 2010. The amount accrued at December 31, 2001, was approximately $28,500.

     During 2000, Donlar Corporation entered into an agreement with the former president of Donlar Biosyntrex, whereby he will act as a consultant to Donlar Corporation for a period of one year in exchange for a consulting fee of $125,000 payable on equal monthly installments. The entire fee was paid during 2001 through the issuance of additional shares of the Company stock.

NOTE O -- OPERATING LEASES

     The Company leases its facilities related to continuing operations under noncancellable operating leases, which expire through February 2006. Lease expense for years ended December 31, 2001 and 2000, was approximately $226,763 and $51,000, respectively. Future minimum lease commitments are as follows:

FISCAL YEAR                                                    AMOUNT
-----------                                                    -------
2002........................................................   $21,416
2003........................................................    11,460
2004........................................................    11,460
2005........................................................     8,982
2006........................................................       594
                                                               -------
                                                               $53,912
                                                               =======

NOTE P -- COMMITMENTS AND CONTINGENCIES

     In 1994, Donlar Corporation entered into a licensing agreement with a shareholder for the use of patent rights. The licensing agreement requires Donlar Corporation to pay $7,500,000 in cumulative royalties. Annual payments are based upon sales volume except that minimum annual payments of $50,000 are required to be made beginning year 2000. Royalty payments, as a percentage of sales, are 4% for the first $2,000,000 in royalties, decreasing one percentage point to a floor of 1% for each $2,000,000 in royalties paid until $7,500,000 in cumulative royalties is paid. Royalty expense relating to this agreement was $9,557 and $10,874 for the years ended December 31, 2001 and 2000, respectively. The amount accrued at December 31, 2001, was approximately $163,000.

     Donlar Corporation maintains an employment agreement expiring on June 30, 2003, with a certain key employee providing for minimum aggregate annual payments of $185,000 and severance in the event of termination. Under the agreement, the employee is also eligible for cash and stock bonuses.

     Donlar Corporation maintains an employment agreement expiring on September 7, 2003, renewing for three additional years if certain sales goals are met, with a certain key employee providing for minimum

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE P -- COMMITMENTS AND CONTINGENCIES -- CONTINUED

aggregate annual payments of $160,000 plus an automobile allowance and severance in the event of termination. Under the agreement, the employee is also eligible for incentive cash and stock bonuses.

     Donlar Corporation and Dr. Gerald Gleich, Vice President of Research of its subsidiary, Donlar Pharmaceutical Corporation, entered into an agreement in May, 1997, whereby Donlar Corporation purchased certain patents relating to the use of polyaspartates in a wide variety of allergic conditions. In return for those patents, Dr. Gleich was granted a 10% interest in Donlar Pharmaceutical Corporation and the right to receive royalties on sales of products based on those patents at rates ranging from 0.5% to 2.0%, to a maximum aggregate royalty of $10 million. No value has been assigned to the acquired patents. The length of time involved in realizing the value from a pharmaceutical patent makes such a valuation not determinable.

HARROGATE MARKETING

     On April 1, 2000, the Company terminated its marketing agreement with Harrogate Marketing ("Harrogate") and entered into a settlement agreement. This agreement required the Company to pay $400,000 in cash for full satisfaction of all payments and commissions under the marketing agreement. In addition, Harrogate incurred additional liabilities in connection with the distribution of the Company's products under the agreement. The parties agreed that the Company would pay up to $200,000 of these costs. If additional liabilities exist, Harrogate would receive up to $300,000 of proceeds on any sale of the right to the Mountain Lift bar (a product distributed by the Company), which exceeded $1,000,000. The parties have agreed that the Company is responsible for approximately $120,000 of payables. During 2001, the Company paid approximately $47,000 of these payables, with the balance of approximately $73,000 recorded in accounts payable at December 31, 2001.

LITIGATION

     Because of the nature of their activities, the Company is subject to legal actions, which arise in the normal course of business. In the opinion of management, the disposition of any such matters would not have a material effect on the consolidated financial position of the Company.

NOTE Q -- SIGNIFICANT SOURCE OF REVENUES

     The Company had sales to certain customers that have accounted for at least 10% of the Company's net revenue. Customer information is as follows for the years ended December 31, 2001 and 2000.

                                                          PERCENTAGE OF      PERCENTAGE OF
                                                          NET REVENUES    ACCOUNTS RECEIVABLE
                                                          -------------   -------------------
                                                          2001    2000           2001
                                                          -----   -----   -------------------
Customer A..............................................  12.7%   29.1%           0.0%
Customer B..............................................  23.6    10.3           38.5
Customer C..............................................  21.6     4.1           20.1

NOTE R -- SUBSEQUENT EVENTS

     On March 18, 2002 the Company entered into a bridge loan of approximately $2.1 million. The loan agreement states proceeds are to be used to pay down certain accounts payable, certain short-term debt and pay for expenses related to the future restructuring of the Company. The bridge loan bears interest at 11% and has a maturity date of March 18, 2003. As a condition to this new loan the Company had to obtain approval of a debt restructuring from some of its other noteholders.

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

Note R -- Subsequent Events -- Continued

     In addition, the terms of the existing loan to the Company are expected to be renegotiated to make the obligation total approximately $19,200,000, which will reflect the original loans and accrued interest. The restated loans will be divided into two loans. The first loan will have a principal balance of $10,180,000, bears interest at 9%, until March 18, 2003, at which time interest will be payable. Principal payments are to be made at $222,500 per quarter. Any unpaid principal and interest will be due on March 31, 2007. The second loan will have a principal balance of $9,000,000 and bear interest at 1%, no payments will be required until March 31, 2005. Any unpaid principal and interest will be due on March 31, 2007.

     Each of the loans will be convertible at the option of the holder into common stock of Donlar Biosyntrex. The restated loans will convert at a rate of one share per $0.68 of outstanding principal of the loans.

     In addition, two major debt holders will exchange approximately $18,800,000 of notes payable into convertible preferred stock.

     The restructuring plan calls for Donlar Biosyntrex to be merged into Donlar Corporation during 2002. The shareholders of Donlar Biosyntrex will receive 0.26 shares of Donlar Corporation's common stock for each share of Donlar Biosyntrex.

NOTE S -- RESTATEMENT

     At December 31, 2002, debt discount, interest expense, net loss and per share amounts have been adjusted from previously reported amounts to reverse repayment of Donlar Corporation debt in the amount of $3,000,000 and the exercise of 19,559,432 common shares and 16,408,324 preferred shares of Donlar Corporation stock in the amount of $3,000,000. The transaction could not be completed due to the lack of authorized shares. The financial statements have been corrected to reflect the unwinding of the transaction. Net loss for the year ended December 31, 2000, was increased by $1,050,103 ($0.03 per share).