Form 10QSB
period 2002-03-31
DONLAR BIOSYNTREX CORP
filed 2002-05-20
CIK 714634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


        For the transition period from ____________ to _________________

                                    Commission File No. 0-11472

                          DONLAR BIOSYNTREX CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                     87-0380088
      -------------------------------                    -------------------
      (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                    Identification No.)


              6502 South Archer Road, Bedford Park, Illinois 60501
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (708) 563-9200
                           ---------------------------
                           (Issuer's telephone number)


             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

The number of shares outstanding of the registrant's common stock as of March 31, 2002 was 48,875,579.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX

PART I.   FINANCIAL INFORMATION

      1.  Financial Statements

          Condensed and Consolidated Balance Sheet as of
          March 31, 2002                                                     2

          Condensed and Consolidated Statements of Operations
          for the three months ended March 31, 2001 and 2002                 3

          Condensed and Consolidated Statement of Shareholders' Deficit
          for the three months ended March 31, 2002                          4

          Condensed and Consolidated Statements of Cash Flows
          for the three months ended March 31, 2001 and 2002                 5

          Notes to Condensed and Consolidated Financial Statements           6

      2.  Management's Discussion and Analysis or Plan of Operation          10

PART II.  OTHER INFORMATION

      2.  Changes in Securities                                              11

      5.  Other Information                                                  11

      6.  Exhibits and Reports on Form 8-K                                   12

                          PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements


DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2002

--------------------------------------------------------------------------------

                                     ASSETS

Current assets
  Cash                                                             $     76,538
  Receivables, less allowance for doubtful accounts of $16,997          502,149
  Inventories, net                                                    1,512,686
  Prepaid expenses                                                      132,250
                                                                   ------------

          Total current assets                                        2,223,623

Property and equipment, net                                           9,345,040
Other assets                                                            162,811
                                                                   ------------

                                                                   $ 11,731,474
                                                                   ============


--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Current portion of convertible debt                              $  1,695,146
  Short term notes payable                                            7,739,357
  Accounts payable                                                    1,064,945
  Accrued expenses                                                    5,621,408
                                                                   ------------

          Total current liabilities                                  16,120,856

Notes payable                                                         9,000,000
Convertible debt                                                     21,166,226

Shareholders' deficit
  Preferred stock, $.0001 par value                                     197,797
  Common stock, $.0001 par value                                              -
  Additional paid-in capital                                         59,763,832
  Stock subscriptions receivable                                        (31,987)
  Accumulated deficit                                               (94,485,250)
                                                                   ------------

          Total shareholders' deficit                               (34,555,608)
                                                                   ------------

                                                                   $ 11,731,474
                                                                   ============


The accompanying notes are an integral part of this unaudited condensed consolidated balance sheet statement.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31,

--------------------------------------------------------------------------------

                                                             2002              2001
                                                         ------------      ------------
Revenues                                                 $    877,684      $    605,773

Cost of revenue                                               857,987           785,690
Research and Development                                      136,936           271,331
Selling, general and administrative                           774,456         1,664,953
                                                         ------------      ------------

          Total operating expenses                          1,769,379         2,721,974
                                                         ------------      ------------

Loss from operations                                         (891,695)       (2,116,201)

Other income (expense)
  Interest income                                                 109             8,929
  Interest expense                                         (1,367,295)       (2,713,375)
  Debt conversion expense                                    (289,655)                -
  Gain on disposal of fixed assets                             74,478                 -
  Other                                                        21,236                 -
                                                         ------------      ------------

          Total other expense                              (1,561,127)       (2,704,446)
                                                         ------------      ------------

Loss before income taxes                                   (2,452,822)       (4,820,647)
Provision for income taxes                                          -                 -
                                                         ------------      ------------

          Net loss before extraordinary item               (2,452,822)       (4,820,647)
                                                         ------------      ------------

  Extraordinary loss on retirement of debt                 (1,212,120)                -

          Net loss                                         (3,664,942)       (4,820,647)
                                                         ============      ============

Per common share:
Basic:
  Net loss                                                      (0.08)             (.11)

Diluted:
  Net loss                                                      (0.08)             (.11)

Weighted average shares of common stock outstanding:
  Basic                                                    47,375,579        44,032,833
  Diluted                                                  47,375,579        44,032,833



The accompanying notes are an integral part of these unaudited condensed consolidated statements.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2002

--------------------------------------------------------------------------------

                                      Series A        Series B
                                      Preferred       Preferred     Additional
                    Common Stock        stock           stock        paid-in      Stock       Deferred   Accumulated
                   Shares   Amount Shares   Amount  Shares Amount    capital   Subscription Compensation   Deficit        Total
                 ---------- ------ ------  -------- ------ ------  ----------- ------------ ------------ ------------  ------------
Begin Balance    45,875,579  $ -   39,124  $191,057   449  $6,740  $58,575,407   $(31,987)   $(115,208)  $(90,820,308) $(32,194,299)

Issuance of
  capital stock   3,000,000    -      -         -     -       -        898,770        -            -              -         898,770
Amortization of
  Deferred
  Compensation          -      -      -         -     -       -            -          -        115,208            -         115,208
Debt conversion
  expenses              -      -      -         -     -       -        289,655        -            -              -         289,655
Net Loss                -      -      -         -     -       -            -          -            -       (3,664,942)   (3,664,942)
                 ----------  ----- ------  --------   ---  ------  -----------   --------    ---------   ------------  ------------

End Balance      48,875,579  $ -   39,124  $191,057   449  $6,740  $59,763,832   $(31,987)   $     -     $(94,485,250) $(34,555,608)
                 ==========  ===== ======  ========   ===  ======  ===========   =========   =========   ============  ============



The accompanying notes are an integral part of this unaudited condensed consolidated statement.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31,

--------------------------------------------------------------------------------

                                                                        2002             2001
                                                                    -----------      -----------
Cash flows from operating activities
  Net loss                                                          $(3,664,942)     $(4,820,647)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                                     264,600          386,085
      Issuance of Common Stock for services                             381,875          621,250
      Compensation expense related to options and warrants                    -         (207,820)
      Interest expense related to amortization of debt discount       1,680,777        1,802,815
      Debt conversion expenses                                          289,655                -
      Gain on disposal of fixed assets                                  (74,478)               -
      Change in assets and liabilities
          Receivables                                                     2,766         (110,662)
          Inventories                                                   329,558          173,404
          Prepaid expenses and other assets                                 359          108,342
          Accounts payable                                             (433,449)         304,107
          Accrued expenses                                           (1,335,658)         287,781
                                                                    -----------      -----------

            Net cash used in operating activities                    (2,558,937)      (1,455,345)

Cash flows from investing activities
  Proceeds from sale of property and equipment                          103,942            3,100
  Purchase of property and equipment                                    (71,235)         (52,183)
                                                                    -----------      -----------

            Net cash used in investing activities                        32,707          (49,083)

Cash flows from financing activities
  Principal repayments of convertible notes                                   -         (135,498)
  Proceeds from issuance of convertible notes                         3,003,833                -
  Principal repayments of notes payable                                (263,000)               -
  Proceeds from notes payable                                            11,000           50,000
  Issuance of common stock                                                    -          714,593
  Proceeds from exercise of stock options and warrants                        -            4,000
  Deferred financing costs                                             (152,811)               -
                                                                    -----------      -----------

            Net cash provided by financing activities                 2,599,022          633,095
                                                                    -----------      -----------

Net (decrease) increase in cash and cash equivalents                     72,792         (871,333)

Cash and cash equivalents at beginning of period                          3,746          876,434
                                                                    -----------      -----------

Cash and cash equivalents at end of period                          $    76,538      $     5,101
                                                                    ===========      ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                     $     7,548      $   637,962
  Income tax paid                                                             -                -



The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Notes to Condensed Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. For further information, refer to the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-KSB of Donlar Biosyntrex Corporation (the "Company") for the year ended December 31, 2001.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments except as discussed below, which the Company considers necessary for a fair presentation of the results for the period. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2002, the Company had an accumulated deficit of $94,485,250, a shareholders' deficit of $34,555,608 and has had substantial recurring losses. The consolidated operations of the Company have not achieved profitability and the Company has relied upon financing from the sale of its equity securities, liquidation of assets and debt financing to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources. Management's plan with respect to this uncertainty includes reorganizing the Company and converting debt to equity, increasing sales of existing products to attempt to maintain a positive cash flow, evaluating new products and markets, and minimizing overhead and other costs. However, there can be no assurance that management will be successful.

EQUITY TRANSACTIONS

In January 2001, the Company's parent, Donlar Corporation ("Donlar"), sold 1,500,000 shares of its common stock to an investor for $714,593. Since November 3, 2000, the financial statements of the Company include the activity of both the Company and Donlar. Accordingly, for accounting purposes, the issuance of these shares have been treated as a Company transaction.

In January 2001, the Company entered into an agreement with a media relations firm. This agreement was for a period of one year. The Company issued the firm a warrant to purchase 1,250,000 shares of the Company's common stock at an exercise price of $0.01 per share. This warrant could only be exercised if, in the Company's discretion, the media relations firm satisfied its obligations under the agreement. This agreement and the warrant were cancelled in April 2001 when the Company entered into a new agreement effective January 20, 2001 with the same media relations firm. The term of the new agreement was one year and the Company issued 500,000 shares of its common stock to the media relations firm in connection with the execution of the agreement. The Company recorded $468,750 of general and administrative expenses which is the fair value of the stock issued. Additionally, the Company issued the media relations firm 750,000 shares of its common stock which are being held in an escrow account by the media relations firm until satisfaction of the terms of the agreement. The fair value of these 750,000 shares were recorded as deferred compensation in the amount of $703,125. This amount was amortized over one year, the life of the agreement, as adjusted for changes in fair value over the term of the agreement. The Company believes that the conditions for the release of the 750,000 shares to the media relations firm from escrow were not satisfied and the Company has requested return of the shares.

In March 2001, an investment advisor exercised a warrant to purchase 400,000 shares of the Company's common stock for $0.01 a share, pursuant to its August 2000 agreement with the Company.

On March 4, 2002, the Company issued 2,000,000 shares of its common stock to the same investment advisor in full satisfaction of the Company's obligations to make cash payments to the investment advisor under an agreement.

On January 29, 2002, the Company issued a total of 1,000,000 shares of its common stock to two investor relations firms as payment for services rendered pursuant to agreements with these firms.

DEBT TRANSACTIONS

In the first quarter of 2002, the Company and Donlar began implementing a plan which is intended to significantly restructure their collective debt and capital structures in order to eliminate a substantial portion of their debt and to ultimately result in the merger of the two companies (the "Restructuring Plan"). The Restructuring Plan is scheduled to be completed in July 2002.

As part of the Restructuring Plan, on March 18, 2002, the Company and Donlar entered into a Bridge and Consolidated Term Loan Agreement with Tennessee Farmers Life Insurance Company (the "Loan Agreement"). Pursuant to the terms of the Loan Agreement, the Company and Donlar obtained a bridge loan facility in the amount of approximately $2.1 million to be used to refinance certain short term debt, provide working capital, pay certain accounts payable creditors and pay expenses of the transaction. In addition, the terms of existing loans to Donlar in the original principal amount of approximately $17.64 million were restated and made the joint and several obligation of Donlar and the Company in the total amount of $19.2 million, reflecting the original amount of the loans and accrued, unpaid interest thereon (the "Restated Loans"). Each of the loans is secured by substantially all of the assets of the Company and Donlar.

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

As a condition of the loans and as part of the Restructuring Plan, the Company and Donlar have agreed to use their best efforts to merge the Company into Donlar on or before July 7, 2002 (the "Merger"). In the Merger, each share of the Company's common stock other than shares owned by Donlar will be exchanged for approximately 0.26 shares of Donlar's common stock. As a result of the Merger and related transactions described herein, the Company's shareholders (other than Donlar) will collectively receive approximately 4.04 million shares of Donlar's common stock representing approximately 19.44% of the shares of common stock outstanding following the Merger and approximately 4.32% of the shares of common stock on a fully diluted basis. The shares of the Company's common stock owned by Donlar will be cancelled. The Merger requires the approval of a majority of the respective shareholders of the Company and Donlar.

The Company and Donlar also made numerous representations, warranties and covenants in the Loan Agreement. Among the covenants, the Company and Donlar agreed to limit their ability to incur additional indebtedness, make any investments or loans, pay dividends, purchase, redeem or issue capital stock or sell or encumber assets. In addition, the Company and Donlar agreed to sell or discontinue the Company's nutritional and nutraceuticals business on or before March 18, 2003.

There can be no assurance that the Company and Donlar will be able to comply with the covenants and events of default in the Loan Agreement, some of which events of default are entirely beyond their respective control. Each of the loans made or restated pursuant to the Loan Agreement is subject to acceleration and the application of higher default rates of interest in the event the Company or Donlar defaults in the payment of principal or interest when due, breaches any covenants contained in the Loan Agreement that are not remedied within five (5) calendar days or any other specified event of default occurs.

Each of the loans is convertible at the option of the holder at any time prior to repayment into common stock of the Company and, subsequent to the Merger, into common stock of Donlar. Loans made under the bridge loan facility convert into Donlar's post-Merger common stock at a rate of one share per $0.29 of outstanding principal amount of the loans. The Restated Loans convert into Donlar's post-Merger common stock at a rate of one share per $0.68 of outstanding principal amount of the loans. The conversion rates are subject to antidilution protection. The holders of the loans have certain registration rights with respect to the shares issuable upon conversion.

In the first quarter of 2002, Donlar also reached agreements with Willis Stein and Partners, L.P. and Star Polymers, L.L.C. (collectively the "Willis Stein Group") to (i) exchange $9.0 million of original principal amount of notes plus accrued interest for shares of a new series of senior convertible preferred stock with a stated liquidation value of $9.0 million and convertible into approximately 13.23 million shares of Donlar's post-Merger common stock and (ii) exchange all of the equity securities held by the Willis Stein Group in Donlar for 1.0 million shares of Donlar's post-Merger common stock. The foregoing exchanges are subject to the satisfaction of certain conditions precedent, including completion of the Merger. The Willis Stein Group also agreed to vote its shares of voting stock of Donlar in favor of the Merger.

Donlar also reached agreement in the first quarter of 2002 with Dr. Robert Gale Martin ("Martin"), a director of Donlar and the Company, to (i) exchange approximately $9.9 million of original principal amount of notes plus accrued interest for shares of senior convertible preferred stock in the face amount of $9.0 million and convertible into approximately 13.23 million shares of Donlar's post-Merger common stock, (ii) relinquish rights to receive royalty payments from Donlar or the Company and all of his equity securities in Donlar in exchange for 5.0 million shares of Donlar's post-Merger common stock and (iii) surrender for cancellation any warrants to purchase shares of Donlar stock for a warrant to purchase 3.0 million shares of Donlar's post-Merger common stock at an exercise price of $0.68 per share. Martin also agreed to vote his shares of voting stock of Donlar in favor of the Merger.

To further eliminate debt from the Company's balance sheet, Donlar is seeking the agreement of the holders of approximately $1.9 million of original principal amount of notes to exchange their notes for shares of senior convertible preferred stock in the face amount of approximately $1.9 million and convertible into approximately 2.8 million shares of Donlar's post-Merger common stock. To date, Donlar has reached agreement with the holders of $1,617,000 of such notes.

The bridge loan and the Restated Loans were effective on March 18, 2002 and the following describes the accounting treatment of the common stock conversion features in these loans.

In the first quarter of 2002, the Company recorded a debt conversion expense of $289,655 in connection with the foregoing transactions. This debt conversion expense was incurred as a result of the exercise price for converting the bridge loan into common stock of $0.29 per share being below the market price of the Company's common stock as of the date of the Loan Agreement, which was $0.33 per share.

The Restated Loans are convertible at a rate of $0.68 per share into post-Merger common stock of Donlar. The Restated Loans meet the criteria for new debt. Because there are no induced conversion features associated with the transaction, no beneficial conversion expense was recorded.

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

Results of Operations

Comparison of the three months ended March 31, 2002 with the three months ended March 31, 2001.

During the three months ended March 31, 2002, the Company had revenues of $877,684, compared to $605,773 for the comparable three-month period in 2001. The increase in revenues was due to growth in sales of the Company's products, principally in the oil field market.

Cost of revenues was $857,987 for the three months ended March 31, 2002, compared to $785,690 for the same period in 2001. This increase in cost of revenues is related to increased sales offset by decreased staff in the manufacturing area, as well as other cost reductions at the Company's manufacturing facility in Peru, Illinois.

Operating expenses were $1,769,379 for the three-month period ended March 31, 2002, compared to $2,721,979 for the three month period ended March 31, 2001. This decrease is due to decreased staff, as well as other cost reductions related to consulting, outside research products, professional fees and travel expenses.

Interest expense decreased from $2,713,375 for the first three months of 2001 to $1,367,275 for the first three months of 2002. This decrease was due to a decrease in the amortization of debt discount.

During the three months ended March 31, 2002, the Company had a net loss of $3,664,942 compared to a net loss of $4,820,647 for the three months ended March 31, 2001. This decrease in the net loss was attributable primarily to the decrease in interest expense and increased sales offset by the acceleration of debt discount amortization related to the debt restructuring.

Liquidity and Capital Resources

Historically, the Company has been unable to finance its operations from cash flows from operating activities. During the first quarter of 2002, the Company had a net increase in cash and cash equivalents of $72,792, compared to a net decrease in cash and cash equivalents in the first quarter of 2001 of $871,333. The Company intends to carefully control its use of cash for the balance of 2002. As a long-term matter, the Company will require additional financing to maintain operations.

                            PART II OTHER INFORMATION

ITEM 2 - Changes in Securities

In February 2002, the Company issued a total of 1,000,000 shares of its common stock to two investor relations firms as payment for services the two firms have provided.

On March 4, 2002, the Company issued 2,000,000 shares of its common stock to an investment advisor in full satisfaction of the Company's obligations to make cash payments to the investment advisor under an agreement.

ITEM 5 - Other Information

None.

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits.

         Exhibit No.       Exhibit Description
         -----------       -------------------

           2.1$$$ Stock Purchase Agreement, dated as of August 7, 2000, between the Company and Donlar Corporation.

           2.2$$$ Asset Purchase Agreement, dated as of August 7, 2000, between the Company and Donlar Corporation.

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

           4.3** Form of Series A 10% Cumulative Convertible Preferred Stock Certificate

           4.4* Form of Series B 10% Cumulative Convertible Preferred Stock Certificate

           4.5# Form of Series D 8% Cumulative Convertible Preferred Stock Certificate

           4.6+ Form of Series C 8% Cumulative Convertible Preferred Stock Certificate

           4.7++           Form of Series E Certificate

           4.8++           Form of Series F Certificate

           4.9++           Form of Series G Amendment

           4.10++          Form of Series J Certificate

           4.11%% Bridge and Consolidated Term Loan Agreement, dated March 18, 2002, among the Company, Donlar and Tennessee Farmers Life Insurance Company

           10.43*          Office Lease Agreement

           10.77#          1995 Stock Incentive Plan

           10.82#          Amended 1995 Stock Incentive Plan

           10.123$$ 1999 Stock Option and Incentive Plan of the Company effective as of January 1, 1999

           10.130@         Capital Contribution, Assignment and Assumption
                           Agreement

           10.131@@        Form of Consulting Agreement with Peter Frugone

           10.132@@@       Form of Consulting Agreement with Media Relations
                           Strategy, Inc.

           10.133%         Form of 2001 Equity Incentive Plan

           10.134%% Form of Employment Agreement dated September 7, 2001, between the Company and Robert P. Pietrangelo

           10.135%% Form of Employment Agreement dated July 1, 1996, between Donlar and Larry Koskan

---------------------------------
    # Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1995.

    * Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994.

    ** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and the two month period ended November 30, 1993.

    + Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

    ++ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

    $$ Incorporated by reference to the Company's Registration Statement on Form S-8 filed on February 2, 2000.

    $$$ Incorporated by reference to the Company's Current Report on Form 8-K filed on August 15, 2000.

    @ Incorporated by reference to the Company's Current Report on Form 8-K filed on January 22, 2001.

    @@ Incorporated by reference to the Company's Registration Statement on Form S-8 filed on May 2, 2001.

    @@@ Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

    % Incorporated by reference to the Company's Proxy Statement filed on June 20, 2001.

    %% Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

(b) Reports on Form 8-K.

None.

                                    SIGNATURE

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DONLAR BIOSYNTREX CORPORATION


Dated: May 17, 2002                     By:    /s/ Larry P. Koskan
                                            ------------------------------------
                                            Larry P. Koskan, President and
                                            Chief Executive Officer