Form 10QSB
period 2002-06-30
DONLAR BIOSYNTREX CORP
filed 2002-08-14
CIK 714634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                     For the transition period from ____________ to ____________

                           Commission File No. 0-11472

                             DONLAR BIOSYNTREX, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                        87-0380088
 ------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


              6502 South Archer Road, Bedford Park, Illinois 60501
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (708) 563-9200
                                  -------------
                           (Issuer's telephone number)


 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

The number of shares outstanding of the registrant's common stock as of June 30, 2002 was 48,816,740.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX


PART I.       FINANCIAL INFORMATION

          1.    Financial Statements

                Condensed and Consolidated Balance Sheet as of
                June 30, 2002                                                                      2

                Condensed and Consolidated Statements of Operations
                for the three months and six months ended June 30, 2001 and 2002                   3

                Condensed and Consolidated Statement of Shareholders' Deficit
                for the six months ended June 30, 2002                                             4

                Condensed and Consolidated Statements of Cash Flows
                for the six months ended June 30, 2001 and 2002                                    5

                Notes to Condensed and Consolidated Financial Statements                           6

          2.    Management's Discussion and Analysis or Plan of Operation                          10

PART II.      OTHER INFORMATION

          6.    Exhibits and Reports on Form 8-K                                                   13


                          PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2002

--------------------------------------------------------------------------------

                                     ASSETS

Current assets
  Cash                                                             $     50,378
  Receivables, less allowance for doubtful accounts of $16,997          475,285
  Inventories, net                                                    1,265,410
  Prepaid expenses                                                      142,208
                                                                   ------------

          Total current assets                                        1,933,281

Property and equipment, net                                           9,131,943
Other assets                                                            275,095
                                                                   ------------

                                                                   $ 11,340,319
                                                                   ============

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Current portion of convertible debt                              $  2,549,472
  Short term notes payable                                            7,995,932
  Accounts payable                                                      495,482
  Accrued expenses                                                    6,557,087
                                                                   ------------

          Total current liabilities                                  17,597,973

Notes payable                                                         9,000,000
Convertible debt                                                     21,236,419

Shareholders' deficit
  Preferred stock, $.0001 par value                                     197,797
  Common stock, $.0001 par value                                           --
  Additional paid-in capital                                         59,422,082
  Stock subscriptions receivable                                        (31,987)
  Accumulated deficit                                               (96,081,965)
                                                                   ------------

          Total shareholders' deficit                               (36,494,073)
                                                                   ------------

                                                                   $ 11,340,319
                                                                   ============

    The accompanying notes are an integral part of this unaudited condensed consolidated balance sheet statement.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


--------------------------------------------------------------------------------

                                                                   FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,                  ENDED JUNE 30,
                                                                  2002            2001            2002            2001
                                                              ------------    ------------    ------------    ------------

Revenues                                                      $  1,014,403    $    626,747    $  1,892,087    $  1,232,520

Cost of revenue                                                    752,072         632,464       1,610,059       1,418,154
Research and Development                                           133,216         208,317         270,152         479,648
Selling, general and administrative                                255,087       2,369,171       1,029,543       4,034,124
                                                              ------------    ------------    ------------    ------------

          Total operating expenses                               1,140,375       3,209,952       2,909,754       5,931,926
                                                              ------------    ------------    ------------    ------------

Loss from operations                                              (125,972)     (2,583,205)     (1,017,667)     (4,699,406)

Other income (expense)
  Interest income                                                      151              27             260           8,954
  Interest expense                                              (1,610,401)     (1,486,073)     (2,977,696)     (4,049,433)
  Debt conversion expense                                             --              --          (289,655)           --
  Gain on disposal of fixed assets                                    --              --            74,478            --
  Other                                                            139,507            --           160,743            --
                                                              ------------    ------------    ------------    ------------

          Total other expense                                   (1,470,743)     (1,486,046)     (3,031,870)     (4,040,479)
                                                              ------------    ------------    ------------    ------------

Loss before income taxes                                        (1,596,715)     (4,069,251)     (4,049,537)     (8,739,885)
Provision for income taxes                                            --              --              --              --
                                                              ------------    ------------    ------------    ------------

          Net loss before extraordinary item                    (1,596,715)     (4,069,251)     (4,049,537)     (8,739,885)

Extraordinary loss on retirement of debt                              --              --        (1,212,120)           --
                                                              ------------    ------------    ------------    ------------

          Net loss                                              (1,596,715)     (4,069,251)     (5,261,657)     (8,739,885)

Preferred stock dividends and beneficial conversion premium           --              (656)           --            (1,312)
                                                              ------------    ------------    ------------    ------------

          Net loss applicable to common shares                  (1,596,715)     (4,069,907)     (5,261,657)     (8,741,197)
                                                              ------------    ------------    ------------    ------------

Per common share:
Basic:
  Net loss                                                           (0.03)          (0.09)          (0.11)          (0.20)

Diluted:
  Net loss                                                           (0.03)          (0.09)          (0.11)          (0.20)

Weighted average shares of common stock outstanding:
  Basic                                                         48,816,740      44,548,500      47,875,579      44,032,167
  Diluted                                                       48,816,740      44,548,500      47,875,579      44,032,137



    The accompanying notes are an integral part of these unaudited condensed consolidated statements.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30,

-------------------------------------------------------------------------------

                                                                   2002            2001
                                                               ------------    ------------
Cash flows from operating activities
 Net loss                                                      $ (5,261,657)   $ (8,739,885)
 Adjustments to reconcile net loss to net cash
  used in operating activities
   Depreciation and amortization                                    542,343         693,375
   Issuance of Common Stock for services                             27,536            --
   Compensation expense related to options and warrants                --         2,040,020
   Interest expense related to amortization of debt discount      2,007,544       2,224,500
   Debt conversion expenses                                         289,655            --
   Gain on disposal of fixed assets                                 (74,478)           (360)
   Change in assets and liabilities
      Receivables                                                    29,628        (155,761)
      Inventories                                                   576,834         403,252
      Prepaid expenses and other assets                              (9,594)        272,324
      Accounts payable                                           (1,002,911)        625,280
      Accrued expenses                                             (399,980)      1,177,307
                                                               ------------    ------------

       Net cash used in operating activities                     (3,275,080)     (1,459,948)

Cash flows from investing activities
 Proceeds from sale of property and equipment                       103,942           4,278
 Purchase of property and equipment                                (117,970)        (94,113)
                                                               ------------    ------------

       Net cash used in investing activities                        (14,028)        (89,835)

Cash flows from financing activities
 Principal repayments of convertible notes                      (17,111,948)       (135,498)
 Proceeds from issuance of convertible notes                     20,970,107          50,000
 Principal repayments of notes payable                             (263,000)           --
 Proceeds from notes payable                                         11,000            --
 Issuance of common stock                                              --           714,593
 Proceeds from exercise of stock options and warrants                  --            49,000
 Deferred financing costs                                          (270,419)           --
                                                               ------------    ------------

       Net cash provided by financing activities                  3,335,740         678,095
                                                               ------------    ------------

Net (decrease) increase in cash and cash equivalents                 46,632        (871,688)

Cash and cash equivalents at beginning of period                      3,746         876,434
                                                               ------------    ------------

Cash and cash equivalents at end of period                     $     50,378    $      4,746
                                                               ============    ============

Supplemental disclosure of cash flow information:
 Interest paid                                                 $     28,184    $    643,571
 Income tax paid                                                       --              --



    The accompanying notes are an integral part of these unaudited condensed consolidated statements.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2002

--------------------------------------------------------------------------------

                                                                                Series A                     Series B
                                               Common Stock                 Preferred stock               Preferred stock
                                          Shares          Amount        Shares          Amount        Shares          Amount
                                        ------------   ------------   ------------   ------------   ------------   ------------

Begin Balance                             45,816,740   $    --              39,124   $    191,057           449    $      6,740

Issuance of capital stock                  3,000,000        --             --             --             --             --
Amortization of Deferred Compensation        --             --             --             --             --             --
Debt conversion expenses                     --             --             --             --             --             --
Cancellation of stock options                --             --             --             --             --             --
Net Loss                                     --             --             --             --             --             --
                                        ------------   ------------   ------------   ------------   ------------   ------------

End Balance                               48,816,740   $    --              39,124   $    191,057           449    $      6,740
                                        ============   ============   ============   ============   ============   ============



                                        Additional
                                          paid-in         Stock        Deferred      Accumulated
                                          capital      Subscription   Compensation     Deficit          Total
                                        -----------    ------------   ------------   ------------   ------------

Begin Balance                           $58,575,407    $    (31,987)  $   (115,208)  $(90,820,308)  $(32,194,299)

Issuance of capital stock                   898,070         --             --             --             898,070
Amortization of Deferred Compensation       --              --             115,208        --             115,208
Debt conversion expenses                    289,655         --             --             --             289,655
Cancellation of stock options              (341,050)        --             --             --            (341,050)
Net Loss                                    --              --             --          (5,261,657)    (5,261,657)
                                        -----------    ------------   ------------   ------------   ------------

End Balance                             $59,422,082    $    (31,987)  $    --        $(96,081,965)  $(36,494,073)
                                        ===========    ============   ============   ============   ============




    The accompanying notes are an integral part of this unaudited condensed consolidated statement.

Notes to Condensed Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements of Donlar Biosyntrex Corporation ("Donlar Biosyntrex") and subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. For further information refer to the Consolidated Financial Statements and footnotes included in Donlar Biosyntrex's Annual report on Form 10-KSB for the year ended December 31, 2001.

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

    The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2002, the Company had an accumulated deficit of $96,081,965, a shareholders' deficit of $36,494,073 and has had substantial recurring losses. The consolidated operations of the Company have not achieved profitability and the Company has relied upon financing from the sale of its equity securities, liquidation of assets and debt financing to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

    The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources. Management's plan with respect to this uncertainty includes reorganizing the Company and converting debt to equity, increasing sales of existing products to attempt to attain a positive cashflow, evaluating new products and markets, and minimizing overhead and other costs. However, there can be no assurance that management will be successful.

EQUITY TRANSACTIONS

    In January 2001, the Company's majority shareholder, Donlar Corporation, sold 1,500,000 shares of its common stock to an investor for $714,593. Since November 3, 2000, the financial statements of the Company include the activity of both the Company and Donlar. Accordingly, for accounting purposes, the issuance of these shares has been treated as a Company transaction.

    In January 2001, the Company entered into an agreement with a media relations firm. This agreement was for a period of one year, and Donlar Biosyntrex issued the firm a warrant to purchase 1,250,000 shares of its common stock at an exercise price of $0.01 per share. This warrant could only be exercised if, in the Company's opinion, the media relations firm satisfied its obligations under the agreement. This agreement and the warrant were cancelled in April 2001 when the Company entered into a new agreement effective January 20, 2001 with the same media relations firm. The term of the new agreement is one year and Donlar Biosyntrex issued 500,000 shares of its common stock to the media relations firm in connection with the execution of the agreement. The Company recorded $468,750 of general and administrative expenses upon the execution of the agreement, which is the fair value of the stock issued as of that date. Additionally, in April 2001, Donlar Biosyntrex issued the media relations firm 750,000 shares of its common stock which are being held in an escrow account by the media relations firm until satisfaction of the terms of the agreement. The fair value of these 750,000 shares was recorded as deferred expense in the amount of $703,125, representing the fair market value of the shares as of the date of the agreement, January 20, 2001. This amount was being amortized over one year, the life of the agreement, as adjusted for changes in fair value over the term of the agreement. The Company believes that the conditions for release of the 750,000 shares from escrow have not been satisfied by the media relations firm and the Company has requested return of the shares.

     In March 2001, an investment advisor exercised a warrant to purchase 400,000 shares of Donlar Biosyntrex common stock for $0.01 a share, pursuant to its August 2000 agreement with the Company.

     In March 2002, Donlar Biosyntrex issued 2,000,000 shares of its common stock to the same investment advisor in satisfaction of a two year agreement, under which the advisor was entitled to $15,000 per month for 24 months. This agreement was terminated after fifteen months, and in lieu of additional payments under the agreement, Donlar Biosyntrex issued to the investment advisor 2,000,000 shares of its common stock in full satisfaction of the Company's obligations to the advisor under the agreement. The fair value assigned to the shares was $0.40 per share, the closing price of the shares at the date of the agreement, for consulting expense of $800,000.

    In February 2002, Donlar Biosyntrex issued a total of 1,000,000 shares of its common stock to two investor relations firms as payment for services rendered pursuant to agreements with these firms. The fair value assigned to the shares was $0.40 per share, the closing price of the shares at the date of the agreement, for consulting expense of $400,000.

DEBT TRANSACTIONS

    In the first quarter of 2002, the Company began implementing a plan which is intended to significantly restructure its debt and capital structure in order to eliminate a substantial portion of its debt and to ultimately result in the merger of Donlar and Donlar Biosyntrex (the "Restructuring Plan"). The Restructuring Plan is scheduled to be completed in September 2002.

    As part of the Restructuring Plan, on March 18, 2002, the Company entered into a Bridge and Consolidated Term Loan Agreement with Tennessee Farmers Life Insurance

Company (the "Loan Agreement"). Pursuant to the terms of the Loan Agreement, the Company obtained a bridge loan facility in the amount of $2,127,000 to be used to refinance certain short term debt, provide working capital, pay certain accounts payable creditors and pay expenses of the transaction.

    In addition, the terms of existing loans to the Company in the original principal amount of approximately $17.64 million were restated to the total amount of $19.20 million, reflecting the original amount of the loans and accrued, unpaid interest thereon (the "Restated Loans"). Each of the loans is collateralized by substantially all of the assets of the Company.

    Loans under the bridge loan facility bear interest at a rate of eleven percent (11%) per annum with one half of such interest payable on a quarterly basis on the last business day of March, June, September and December and the other half payable at maturity on March 18, 2003.

    The Restated Loans are divided into two loans. The first such loan is in the principal amount of approximately $10.18 million, bears interest at a rate of nine percent (9%) per annum until March 18, 2003, at which time such interest is payable, and thereafter bears interest at eleven percent (11%) per annum payable on a quarterly basis on the last business day of March, June, September and December. The principal balance of the loan is payable in equal quarterly installments of not less than $222,500 commencing on March 31, 2003 and thereafter on the last business day of March, June, September and December. Any remaining unpaid principal and interest is payable on March 31, 2007. The second such loan is in the principal amount of $9.0 million, bears interest at a rate of one percent (1%) per annum, but neither interest nor principal is payable until the first to occur of one of certain events described in the Loan Agreement, the latest of which is March 18, 2005, after which time the interest that has accrued is payable in full within thirty (30) days and thereafter is payable quarterly on the last business day of March, June, September and December together with principal payments of not less than $222,500. Any remaining unpaid principal and interest is payable on March 31, 2007.

    As a condition of the loans and as part of the Restructuring Plan, Donlar and Donlar Biosyntrex have agreed to use their best efforts to merge on or before July 7, 2002 (the "Merger"). The date for completion of the Merger has been extended to September 1, 2002. The merged company is referred to as the Combined Company. In the Merger, each share of the Donlar Biosyntrex common stock other than shares owned by Donlar will be exchanged for 0.26 shares of the common stock of the Combined Company. As a result of the Merger and related transactions described herein, Donlar Biosyntrex's shareholders (other than Donlar) will collectively receive approximately 4.04 million shares of the Combined Company common stock representing approximately 19.44% of the shares of common stock of the Combined Company outstanding following the Merger and approximately 4.32% of the shares of common stock on a fully diluted basis. The Merger requires the approval of a majority of the respective shareholders of Donlar and Donlar Biosyntrex.

    The Company also made numerous representations, warranties and covenants in the Loan Agreement. Among the covenants, the Company agreed to limit its ability to incur additional indebtedness, make any investments or loans, pay dividends, purchase, redeem or issue capital stock or sell or encumber assets. In addition, the Company agreed to sell or discontinue the nutritional and nutraceuticals business on or before March 18, 2003.

    There can be no assurance that the Company will be able to comply with the covenants and events of default in the Loan Agreement, some of which events of default are entirely beyond its control. Each of the loans made or restated pursuant to the Loan Agreement is subject to acceleration and the application of higher default rates of interest in the event the Company defaults in the payment of principal or interest when due, breaches any covenants contained in the Loan Agreement that are not remedied within five calendar days or any other specified event of default occurs.

    Each of the loans is convertible at the option of the holder at any time prior to repayment into common stock of Donlar Biosyntrex and, subsequent to the Merger, into common stock of the Combined Company. Loans made under the bridge loan facility convert into the Combined Company common stock at a rate of one share per $0.29 of outstanding principal amount of the loans. The Restated Loans convert into the Combined Company common stock at a rate of one share per $0.68 of outstanding principal amount of the loans. The conversion rates are subject to antidilution protection. The holders of the loans have certain registration rights with respect to the shares issuable upon conversion.

    In the first quarter of 2002, the Company also reached agreements with Willis Stein and Partners, L.P. and Star Polymers, L.L.C. (collectively the "Willis Stein Group") to (i) exchange $9.0 million of original principal amount of notes plus accrued interest for shares of a new series of senior convertible preferred stock with a stated liquidation value of $9.0 million and convertible into approximately 13.23 million shares of the Combined Company common stock and
(ii) exchange all of the equity securities held by the Willis Stein Group in Donlar for 1.0 million shares of the Combined Company common stock. The foregoing exchanges are subject to the satisfaction of certain conditions precedent. The Willis Stein Group also agreed to vote its shares of voting stock of Donlar in favor of the Merger.

    The Company also reached an agreement in 2002 with Dr. Robert Gale Martin ("Martin"), a director of the Company, to (i) exchange approximately $9.9 million of original principal amount of notes plus accrued interest for shares of senior convertible preferred stock with a stated liquidation value of $9.0 million and convertible into approximately 13.23 million shares of the Combined Company common stock, (ii) relinquish rights to receive royalty payments from the Company and all of his equity securities in the Company in exchange for 5.0 million shares of the Combined Company common stock and (iii) surrender for cancellation any warrants to purchase shares of Donlar common stock for a warrant to purchase 3.0 million shares of the Combined Company common stock at an exercise price of $0.68 per share. Martin also agreed to vote his shares of voting stock of Donlar in favor of the Merger.

    To further eliminate debt from the Company's balance sheet, the Company has reached agreement with the holders of convertible notes issued in 1998 and 2000 in the approximate principal amount of $1.9 million, to exchange those notes for shares of senior convertible preferred stock with a stated liquidation value equal to the total principal amount of the notes. The senior convertible preferred are convertible into approximately 2.8 million shares of the Combined Company common stock.

    In the first quarter of 2002, the Company recorded a debt conversion expense of $289,655 in connection with the bridge loan transaction. This debt conversion expense was incurred as a result of the price for converting the bridge loan into Donlar Biosyntrex common stock of $0.29 per share being below the market price of the Donlar Biosyntrex common stock as of the date of the loan agreement, which was $0.33 per share.

    The Restated Loans are convertible at a rate of $0.68 per share into common stock of the Combined Company. The Restated Loans meet the criteria for new debt. Because there are no induced conversion features associated with the transaction, no beneficial conversion expense was recorded.


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


Description of Business

    From 1997 until November of 2000, the Company was primarily engaged in the distribution and sale of nutritional and nutraceutical products. Donlar Biosyntrex's principal products were biologic nutraceutical supplements and sports and nutrition bars. As a result of transactions that were completed in 2000 and in early 2001, all of the operational activities of Donlar Corporation are now conducted by its subsidiary, Donlar Biosyntrex. For a description of the acquisition of Donlar Biosyntrex by Donlar, see "Notes to Condensed Consolidated Financial Statement" in Donlar Biosyntrex's Annual Report on Form 10-KSB for 2001. The former Donlar businesses are now Donlar Biosyntrex's principal businesses and Donlar Biosyntrex is phasing out its nutritional and nutraceutical business. Donlar Biosyntrex's marketing, sales, distribution and administrative operations are conducted from Donlar's headquarters in Bedford Park, Illinois, and its manufacturing operations are conducted from Donlar's Peru, Illinois facility.

    Donlar Biosyntrex's reorganized businesses are conducted through three product lines:

    - BioPolymers, consisting of the performance chemicals business acquired from Donlar;

    - AgriSciences, consisting of the agricultural business acquired from Donlar; and

    - Optim Nutrition, consisting of Donlar Biosyntrex's nutritional and nutraceuticals business (being phased out).

    Donlar Biosyntrex current business is the production and marketing of products initially developed by Donlar. Historically, Donlar began as a research and development company to exploit the possibilities of developing, manufacturing and marketing a new family of biodegrable polymers known as thermal polyaspartates (TPA). Although there was no market at the time of Donlar's inception for a new so-called "green chemistry," Donlar concluded that a market would develop if the technology and products were available. It also determined that the development of this technology and market would also require substantial capital.

    It took about ten years and the use of extensive capital to reach the point of commercialization whereby Donlar Biosyntrex's products and markets are protected by a global intellectual property portfolio of patents. The products are manufactured in a modern plant capable of producing high quality products at low cost and are sold in a marketplace where Donlar Biosyntrex's TPA products can compete on a cost/performance basis with conventional chemicals.

    As a result of this historical development, Donlar Biosyntrex' revenues from the sale of its products increased from $1.4 million in 2000 to $2.4 million in 2001. Commercialization of the products began approximately two years ago focusing on the building of three market's in oil production, agriculture and detergents.

Results of Operations

    Comparison of the three months ended June 30, 2002 with the three months ended June 30, 2001.

    During the three months ended June 30, 2002, the Company had revenues of $1,014,403, compared to $626,747 for the comparable three-month period in 2001. The increase in revenues was due to growth in sales, principally in the oil field market.

    Cost of revenues was $752,072 for the three months ended June 30, 2002, compared to $632,464 for the same period in 2001. This increase in cost of revenues is related to increased sales offset by decreased staff in the manufacturing area, as well as, other cost reductions at the manufacturing facility in Peru, Illinois.

     Operating expenses were $1,140,375 for the three-month period ended June 30, 2002, compared to $3,209,952 for the three month period ended June 30, 2001. This decrease is due to decreased staff, as well as other cost reductions related to consulting, outside research products, professional fees and travel expenses, and a $329,300 reversal attributable to the cancellation of stock options which had previously been expensed.

    Interest expense increased from $1,486,073 for the three-month period ended June 30, 2001 to $1,610,401 for the same period of 2002. This increase was due to increased debt during the 2002 period.

    During the three months ended June 30, 2002, the Company had a net loss of $1,596,715 compared to a net loss of $4,069,251 for the three months ended June 30, 2001. This decrease in the net loss was attributable primarily to the increased sales in conjunction with cost reductions related to operations of the company.

    Comparison of the six months ended June 30, 2002 with the six months ended June 30, 2001.

    During the six months ended June 30, 2002, the Company had revenues of $1,892,087, compared to $1,232,520 for the comparable six-month period in 2001. The increase in revenues was due to growth in sales, principally in the oil field market.

    Cost of revenues was $1,610,059 for the six months ended June 30, 2002, compared to $1,418,154 for the same period in 2001. This increase in cost of revenues is related to increased sales offset by decreased staff in the manufacturing area, as well as, other cost reductions at the manufacturing facility in Peru, Illinois.

     Operating expenses were $2,909,754 for the six-month period ended June 30, 2002, compared to $5,931,926 for the six month period ended June 30, 2001. This decrease is due to decreased staff, as well as other cost reductions related to consulting, outside research products, professional fees and travel expenses, and a $329,300 reversal attributable to the cancellation of stock options which had been previously expensed.

    Interest expense decreased from $4,049,433 for the first six months of 2001 to $2,977,696 for the first six months of 2002. This decrease was due to a decrease in the amortization of debt discount.

    During the six months ended June 30, 2002, the Company had a net loss of $5,261,657 compared to a net loss of $8,739,885 for the six months ended June 30, 2001. This decrease in the net loss was attributable primarily to the decrease in interest expense and increased sales offset by the acceleration of debt discount amortization related to the debt restructuring.

Liquidity and Capital Resources

    Historically, the Company has been unable to finance its operations from cash flows from operating activities. As of June 30, 2002, the Company had cash of $50,378. As a result of the recent agreement with certain creditors to restructure principal and interest payments, the Company was able to pay current operating expenses in the fourth quarter of 2001 and the first and second quarter of 2002. In March of 2002, the Company obtained additional bridge financing in connection with the restructuring of its debt, but has no other plans for its continued financing. The Company, under its bridge financing, has a quarterly interest payment of approximately $21,000 due on the last business day of each quarter. The Company intends to carefully control its use of cash for the balance of 2002. As a long-term matter, the Company will require additional financing to maintain operations. The Company believes based on its current budget and sales that it will be able to pay its expenses for the next year other than payments under its bridge financing from Tennessee Farmers Life Insurance Company due in March 2003 and it plans to enter into additional negotiations with Tennessee Farmers regarding such payments.

    In the first six months of 2002, the Company had a net increase in cash and cash equivalents of $46,632, compared to a net decrease in cash and cash equivalents in the same period of 2001 of $871,688. The increase in cash was the result of increased sales and reduced operating costs.

    The Company increased its cash flows used in operations from $1,459,948 in the first six months of 2001 to $3,275,080 in the same period in 2002, due to the use of loan proceeds to reduce accounts payable and accrued expenses in the 2002 period.

    Cash flows used in investing activities decreased to $14,028 in the first six months of 2002 from $89,835 in the same period in 2001. This is due to the Company limiting its capital expenditures.

    Cash flows provided by financing activities increased from $678,095 during the first six months of 2001 to $3,335,740 in the same period in 2002. The cash from financing activities in 2002 resulted from borrowing activities in the 2002 period.


PART II OTHER INFORMATION

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

         10.43*        Lease Agreement

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

         10.133@         Form of Consulting Agreement with Peter Frugone

         10.134%% Form of Employment Agreement dated September 7, 2001, between the Company and Robert P. Pietrangelo

         10.135%% Form of Employment Agreement dated July 1, 1996, between Donlar and Larry Koskan

         99.1            Statement of Chief Executive Officer Pursuant to
                         Section 1350 of Title 18 of the United States Code

         99.2 Statement of Controller and Chief Accounting Officer Pursuant to Section 1350 of Title 18 of the United States Code

-------------------------------------------

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


                                           DONLAR BIOSYNTREX CORPORATION


Dated: August 14, 2002                     By: /s/ Larry P. Koskan
                                              -------------------------------
                                               Larry P. Koskan, President and
                                               Chief Executive Officer