Form 10QSB
period 2002-09-30
DONLAR BIOSYNTREX CORP
filed 2002-11-15
CIK 714634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ____________ to _________________

                           Commission File No. 0-11472

                             DONLAR BIOSYNTREX, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       87-0380088
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


              6502 South Archer Road, Bedford Park, Illinois 60501
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (708) 563-9200
                       ----------------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

The number of shares outstanding of the registrant's common stock as of September 30, 2002 was 48,816,740.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX

PART I.    FINANCIAL INFORMATION

      1.   Financial Statements

           Condensed and Consolidated Balance Sheet as of
           September 30, 2002                                                        1

           Condensed and Consolidated Statements of Operations
           for the three months and nine months ended September 30, 2001 and 2002    2

           Condensed and Consolidated Statement of Shareholders' Deficit
           for the nine months ended September 30, 2002                              3

           Condensed and Consolidated Statements of Cash Flows
           for the nine months ended September 30, 2001 and 2002                     4

           Notes to Condensed and Consolidated Financial Statements                  5

      2.   Management's Discussion and Analysis or Plan of Operation                 9

      3.   Controls and Procedures                                                  12

PART II.   OTHER INFORMATION

      6.   Exhibits and Reports on Form 8-K                                         12

                          PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2002

--------------------------------------------------------------------------------

                                     ASSETS

Current assets
  Cash                                                          $     15,737
  Receivables, less allowance for doubtful accounts of $0            528,127
  Inventories, net                                                 1,074,774
  Prepaid expenses                                                    85,181
                                                                ------------

     Total current assets                                          1,703,819

Property and equipment, net                                        8,931,947
Other assets                                                         261,424
                                                                ------------

                                                                $ 10,897,190
                                                                ============

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Current portion of convertible debt                           $  2,549,472
  Short term notes payable                                         8,252,507
  Accounts payable                                                   328,014
  Accrued expenses                                                 7,481,485
                                                                ------------

     Total current liabilities                                    18,611,478

Notes payable                                                      9,000,000
Convertible debt                                                  21,307,400

Shareholders' deficit
  Preferred stock, $.0001 par value                                  197,797
  Common stock, $.0001 par value                                           -
  Additional paid-in capital                                      59,462,722
  Stock subscriptions receivable                                     (31,987)
  Accumulated deficit                                            (97,650,220)
                                                                ------------

     Total shareholders' deficit                                 (38,021,688)
                                                                ------------

                                                                $ 10,897,190
                                                                ============

The accompanying notes are an integral part of this unaudited condensed consolidated balance sheet statement.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


----------------------------------------------------------------------------------------------------------------------------------
                                                                     FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                    2002              2001              2002              2001
                                                                ------------      ------------      ------------      ------------
Revenues                                                        $    915,918      $    455,382      $  2,808,005      $  1,687,902

Cost of revenue                                                      658,817           624,868         2,268,876         2,043,022
Research and Development                                             141,952           190,597           412,104           670,245
Selling, general and administrative                                  637,543           508,412         1,667,086         4,542,536
                                                                ------------      ------------      ------------      ------------

     Total operating expenses                                      1,438,312         1,323,877         4,348,066         7,255,803
                                                                ------------      ------------      ------------      ------------

Loss from operations                                                (522,394)         (868,495)       (1,540,061)       (5,567,901)

Other income (expense)
  Interest income                                                          3                22               263             8,975
  Interest expense                                                (1,193,208)       (1,206,421)       (4,170,904)       (5,255,854)
  Debt conversion expense                                                  -                 -          (289,655)                -
  Gain on disposal of fixed assets                                         -               360            74,478               360
  Other                                                              147,344                 -           308,087                 -
                                                                ------------      ------------      ------------      ------------

     Total other expense                                          (1,045,861)       (1,206,039)       (4,077,731)       (5,246,519)
                                                                ------------      ------------      ------------      ------------

Loss before income taxes                                          (1,568,255)       (2,074,534)       (5,617,792)      (10,814,420)
Provision for income taxes                                                 -                 -                 -                 -
                                                                ------------      ------------      ------------      ------------

     Net loss before extraordinary item                           (1,568,255)       (2,074,534)       (5,617,792)      (10,814,420)

Extraordinary loss on retirement of debt                                   -                 -        (1,212,120)                -
                                                                ------------      ------------      ------------      ------------

     Net loss                                                     (1,568,255)       (2,074,534)       (6,829,912)      (10,814,420)

Preferred stock dividends and beneficial conversion premium                -              (656)                -            (1,969)
                                                                ------------      ------------      ------------      ------------

     Net loss applicable to common shares                         (1,568,255)       (2,075,190)       (6,829,912)      (10,816,389)
                                                                ------------      ------------      ------------      ------------

Per common share:
Basic:
  Net loss                                                             (0.03)            (0.05)            (0.14)            (0.24)

Diluted:
  Net loss                                                             (0.03)            (0.05)            (0.14)            (0.24)

Weighted average shares of common stock outstanding:
  Basic                                                           48,816,740        45,780,150        48,095,523        44,489,825
  Diluted                                                         48,816,740        45,780,150        48,095,523        44,489,825


The accompanying notes are an integral part of these unaudited condensed consolidated statements.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30,

----------------------------------------------------------------------------------------------------
                                                                       2002              2001
                                                                   ------------      ------------
Cash flows from operating activities
  Net loss                                                         $ (6,829,912)     $(10,814,420)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization                                      818,475         1,034,021
     Issuance of Common Stock for services                               23,787                 -
     Compensation expense related to options and warrants                     -         1,983,146
     Interest expense related to amortization of debt discount        2,335,101         2,512,235
     Debt conversion expenses                                           289,655                 -
     Gain on disposal of fixed assets                                   (74,478)             (360)
     Change in assets and liabilities
       Receivables                                                      (23,214)         (124,721)
       Inventories                                                      767,470           655,334
       Prepaid expenses and other assets                                 47,435           293,603
       Accounts payable                                              (1,170,382)          741,122
       Accrued expenses                                               2,596,605         2,220,494
                                                                   ------------      ------------

          Net cash used in operating activities                      (1,219,458)       (1,499,546)

Cash flows from investing activities
  Proceeds from sale of property and equipment                          103,942             4,278
  Purchase of property and equipment                                   (136,046)         (126,204)
                                                                   ------------      ------------

          Net cash used in investing activities                         (32,104)         (121,926)

Cash flows from financing activities
  Principal repayments of convertible notes                                   -          (135,498)
  Proceeds from issuance of convertible notes                         1,785,972           121,000
  Principal repayments of notes payable                                (263,000)                -
  Proceeds from notes payable                                            11,000                 -
  Issuance of common stock                                                    -           714,593
  Proceeds from exercise of stock options and warrants                        -            49,000
  Deferred financing costs                                             (270,419)                -
                                                                   ------------      ------------

          Net cash provided by financing activities                   1,263,553           749,095
                                                                   ------------      ------------

Net (decrease) increase in cash and cash equivalents                     11,991          (872,377)

Cash and cash equivalents at beginning of period                          3,746           876,434
                                                                   ------------      ------------

Cash and cash equivalents at end of period                         $     15,737      $      4,057
                                                                   ============      ============

Supplemental disclosure of cash flow information:
  Interest paid                                                    $     75,177      $  1,313,321
  Income tax paid                                                             -                 -

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
Nine Months Ended September 30, 2002


-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Series A             Series B       Additional
                                               Common Stock       Preferred stock     Preferred stock      paid-in       Stock
                                              Shares     Amount  Shares     Amount     Shares  Amount      capital     Subscription
                                            ----------- -------  --------------------  ------ ---------  ------------  ------------
Begin Balance                               45,816,740  $    -    39,124   $ 191,057     449    $6,740   $ 58,575,407   $ (31,987)

Issuance of capital stock                    3,000,000       -         -           -       -         -       938,710            -
Amortization of Deferred Compensation                -       -         -           -       -         -             -            -
Debt conversion expenses                             -       -         -           -       -         -       289,655            -
Cancellation of stock options                        -       -         -           -       -         -      (341,050)           -
Net Loss                                             -       -         -           -       -         -             -            -
                                            ----------- -------  --------  ----------   -----   -------  ------------   ----------
End Balance                                 48,816,740  $    -    39,124   $ 191,057     449    $6,740   $ 59,462,722   $ (31,987)
                                            =========== =======  ========  ==========   =====   =======  ============   ==========


------------------------------------------------------------------------------------------
                                              Deferred     Accumulated
                                             Compensation     Deficit         Total
                                            -------------  -------------  -------------

Begin Balance                                 $ (115,208)  $(90,820,308)  $(32,194,299)

Issuance of capital stock                              -              -        938,710
Amortization of Deferred Compensation            115,208              -        115,208
Debt conversion expenses                               -              -        289,655
Cancellation of stock options                          -              -       (341,050)
Net Loss                                               -     (6,829,912)    (6,829,912)
                                              -----------  -------------  -------------
End Balance                                   $        -   $(97,650,220)  $(38,021,688)
                                              ===========  =============  =============



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

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2002, the Company had an accumulated deficit of $97,650,220, a shareholders' deficit of $38,021,688 and has had substantial recurring losses. The consolidated operations of the Company have not achieved profitability and the Company has relied upon financing from the sale of its equity securities, liquidation of assets and debt financing to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

EQUITY TRANSACTIONS

         In January 2001, the Company's majority shareholder, Donlar Corporation ("Donlar"), sold 1,500,000 shares of its common stock to an investor for $714,593. Since November 3, 2000, the financial statements of the Company include the activity of both the Company and Donlar. Accordingly, for accounting purposes, the issuance of these shares has been treated as a Company transaction.

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

DEBT TRANSACTIONS

         In the first quarter of 2002, the Company began implementing a plan which is intended to significantly restructure its debt and capital structure in order to eliminate a substantial portion of its debt and to ultimately result in the merger of Donlar and Donlar Biosyntrex (the "Restructuring Plan"). The Restructuring Plan is scheduled to be completed in December 2002.

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

         As a condition of the loans and as part of the Restructuring Plan, Donlar and Donlar Biosyntrex have agreed to use their best efforts to merge on or before July 7, 2002 (the "Merger"). The date for completion of the Merger has been extended to October 31, 2002 and the Company will bee requesting a further extension. The merged company is referred to as the Combined Company. In the Merger, each share of the Donlar Biosyntrex common stock other than shares owned by Donlar will be exchanged for 0.26 shares of the common stock of the Combined Company. As a result of the Merger and related transactions described herein, Donlar Biosyntrex's shareholders (other than Donlar) will collectively receive approximately 4.04 million shares of the Combined Company common stock representing approximately 19.44% of the shares of common stock of the Combined Company outstanding following the Merger and approximately 4.32% of the shares of common stock on a fully diluted basis. The Merger requires the approval of a majority of the respective shareholders of Donlar and Donlar Biosyntrex.

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

Description of Business

         From 1997 until November of 2000, the Company was primarily engaged in the distribution and sale of nutritional and nutraceutical products. Donlar Biosyntrex's principal products were biologic nutraceutical supplements and sports and nutrition bars. As a result of transactions that were completed in 2000 and in early 2001, all of the operational activities of Donlar are now conducted by its subsidiary, Donlar Biosyntrex. For a description of the acquisition of Donlar Biosyntrex by Donlar, see "Notes to Condensed Consolidated Financial Statement" in Donlar Biosyntrex's Annual Report on Form 10-KSB for 2001. The former Donlar businesses are now Donlar Biosyntrex's principal businesses and Donlar Biosyntrex is phasing out its nutritional and nutraceutical business. Donlar Biosyntrex's marketing, sales, distribution and administrative operations are conducted from Donlar's headquarters in Bedford Park, Illinois, and its manufacturing operations are conducted from Donlar's Peru, Illinois facility.

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

Results of Operations

        Comparison of the three months ended September 30, 2002 with the three months ended September 30, 2001.

         During the three months ended September 30, 2002, the Company had revenues of $915,918, compared to $455,382 for the comparable three-month period in 2001. The increase in revenues was due to growth in sales, principally in the oil field market.

         Cost of revenues was $658,817 for the three months ended September 30, 2002, compared to $624,868 for the same period in 2001. This increase in cost of revenues is related to increased sales offset by decreased staff in the manufacturing area, as well as, other cost reductions at the manufacturing facility in Peru, Illinois.

         Operating expenses were $1,438,312 for the three-month period ended September 30, 2002, compared to $1,323,877 for the three month period ended September 30, 2001. This increase is due to legal and accounting costs related to the merger of Donlar and Donlar Biosyntrex.

         Interest expense decreased from $1,206,421 for the three-month period ended September 30, 2001 to $1,193,208 for the three-month period ended September 30, 2002. This decrease was related to the different interest rate structure in the new loans with Tennessee Farmers.

         During the three months ended September 30, 2002, the Company had a net loss of $1,568,255 compared to a net loss of $2,074,534 three months ended September 30, 2001. This decrease in the net loss was attributable primarily to the increased sales in conjunction with cost reductions related to operations of the Company.

         Comparison of the nine months ended September 30, 2002 with the nine months ended September 30, 2001.

         During the nine months ended September 30, 2002, the Company had revenues of $2,808,005, compared to $1,687,902 for the comparable nine-month period in 2001. The increase in revenues was due to growth in sales, principally in the oil field market.

         Cost of revenues was $2,268,876 for the nine months ended September 30, 2002, compared to $2,043,022 for the same period in 2001. This increase in cost of revenues is related to increased sales offset by decreased staff in the manufacturing area, as well as, other cost reductions at the manufacturing facility in Peru, Illinois.

         Operating expenses were $4,348,066 for the nine-month period ended September 30, 2002, compared to $7,255,803 for the nine month period ended September, 2001. This decrease is due to decreased staff, as well as other cost reductions related to consulting, outside research products, professional fees and travel expenses.

         Interest expense decreased from $5,255,854 for the first nine months of 2001 to $4,170,904 for the first nine months of 2002. This decrease was due to a decrease in the amortization of debt discount and different interest rate structure in the new loans with Tennessee Farmers.

         During the nine months ended September 30, 2002, the Company had a net loss of $6,829,912 compared to a net loss of $10,814,420 for the nine months ended September 30, 2001. This decrease in the net loss was attributable primarily to the decrease in interest expense and increased sales offset by the acceleration of debt discount amortization related to the debt restructuring.

Liquidity and Capital Resources

         Historically, the Company has been unable to finance its operations from cash flows from operating activities. As of September 30, 2002, the Company had cash of $15,737. As a result of the recent agreement with certain creditors to restructure principal and interest payments, the Company was able to pay current operating expenses in the fourth quarter of 2001 and the first, second and third quarters of 2002. In March of 2002, the Company obtained additional bridge financing in connection with the restructuring of its debt, but has no other plans for its continued financing. The Company, under its bridge financing, has a quarterly interest payment of approximately $21,000 due on the last business day of each quarter. The Company intends to carefully control its use of cash for the balance of 2002. As a long-term matter, the Company will require additional financing to maintain operations. The Company believes based on its current budget and sales that it will be able to pay its expenses for the next year other than payments under its bridge financing from Tennessee Farmers Life Insurance Company due in March 2003 and it plans to enter into additional negotiations with Tennessee Farmers regarding such payments.

         In the first nine months of 2002, the Company had a net increase in cash and cash equivalents of $11,991, compared to a net decrease in cash and cash equivalents in the same period of 2001 of $872,377. The increase in cash was the result of increased sales and reduced operating costs.

         The Company increased its cash flows used in operations from ($1,499,546) in the first nine months of 2001 to ($1,219,458) in the same period in 2002, due to tighter cash management and budget controls in the 2002 period.

         Cash flows used in investing activities decreased to $32,104 in the first nine months of 2002 from $121,926 in the same period in 2001. This is due to the Company limiting its capital expenditures.

         Cash flows provided by financing activities increased from $749,095 during the first nine months of 2001 to $1,263,553 in the same period in 2002. The cash from financing activities in 2002 resulted from borrowing activities in the 2002 period.

Item 3. Controls and Procedures

         Within 90 days prior to the date of filing of this report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Controller and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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


                                    DONLAR BIOSYNTREX CORPORATION


Dated: November 14, 2002            By:  /s/ Larry P. Ksokan
                                         -------------------------------------
                                         Larry P. Koskan, President and
                                         Chief Executive Officer

                                  CERTIFICATION


          I, Larry P. Koskan, certify that:

          I have reviewed this quarterly report on Form 10-QSB of Donlar Biosyntrex Corporation;

          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 14, 2002          /s/ Larry P. Koskan
                                   --------------------------------------------
                                   Larry P. Koskan, President and
                                   Chief Executive Officer

                                  CERTIFICATION

          I, Joel Lurquin, certify that:

          I have reviewed this quarterly report on Form 10-QSB of Donlar Biosyntrex Corporation;

          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 14, 2002              /s/ Joel H. Lurquin
                                       ----------------------------------------
                                       Joel H. Lurquin, Controller and
                                       Chief Accounting Officer