Form 10KSB/A
period 2001-12-31
DONLAR BIOSYNTREX CORP
filed 2002-12-10
CIK 714634

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                AMENDMENT NO. 2
                                       TO

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

     History of Operating Losses; Uncertainty of Future Profitability. Both Biosyntrex and Donlar have incurred significant net operating losses since their formations. As of December 31, 2001, Biosyntrex, including the historical financial results of Donlar, had an accumulated deficit of $96.2 million and a total shareholders' deficit of $32.2 million. The factors contributing to these significant operating losses include:

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

     Other expense increased from $7,136,982 in 2000 to $13,302,928 in 2001 as a result of an $864,434 write down of investments in 2001 partially offset by a reduction in interest expense from $7.24 million in 2000 to $7.08 million in 2001 and as a result of a loss of $5,360,000 on repayment of a shareholder receivable as discussed in Note K to the consolidated financial statements. In addition, in 2000 Biosyntrex realized a gain of $100,000 on the sale of a product line.

     As a result of the foregoing, the net loss increased from $12,663,870 in 2000 to $21,465,313 in 2001.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the 1934 Act requires Biosyntrex's directors and executive officers, and persons who own more than 10% of a registered class of Biosyntrex's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Biosyntrex's common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC Regulations to furnish Biosyntrex with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such reports furnished to Biosyntrex, with the exception stated below, Biosyntrex believes that there was compliance for the year ended December 31, 2001 with all
Section 16(a) filing requirements applicable to Biosyntrex's greater than 10% beneficial owners. Biosyntrex's officers and directors have not filed initial reports on Form 3 with the SEC. Management is working with such persons to prepare and file the required forms. Biosyntrex is not aware of any reportable transactions by its officers and directors during 2001, except that Dr. Martin purchased 385,000 shares in 2001 in open market transactions.

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
  10.98       Form of Investor Questionnaire and Subscription Agreement
              (Series C Preferred)(5)
  10.108      License Agreement with Biomed Patent Development LLC(5)
  10.112      First Amendment to Amended License Agreement with PTI(5)
  10.113      Contract with ML Industries(6)
  10.114      Contract with Medical Foods, Inc.(6)
  10.115      Contract with Harrogate Marketing LLC(6)
  10.116      Rockwood Purchase Agreement, as amended(6)
  10.117      Marketing and Consulting Services Agreement between
              Biosyntrex Systems, Inc., and Harrogate Marketing, L.L.C.
              dated as of August 14, 1999(7)
  10.118      Contract with Amerifit Nutrition, Inc.(8)
  10.119      License Agreement with Amerifit Nutrition, Inc.(8)
  10.120      Contract with ICN Pharmaceutical(8)
  10.121      Schedules to ICN Pharmaceutical Contract(8)
  10.122      Non-Competition Agreement with Amerifit Nutrition, Inc.(8)
  10.123      1999 Stock Option and Incentive Plan of Biosyntrex effective as of January 1, 1999(9)
  10.124      Form of Incentive Stock Option Grant and Agreement between
              Biosyntrex and certain directors, officers and employees of
              Biosyntrex(9)
  10.125      Form of Stock Option Grant and Agreement between Biosyntrex and certain directors, officers and employees of
              Biosyntrex(9)
  10.126      Form of Stock Award Letter.(9)
  10.127      Promissory Note in the principal amount of $1,115,024.80,
              dated as of August 7, 2000.(10)
  10.130      Capital Contribution, Assignment and Assumption
              Agreement(11)
  10.131      Form of Consulting Agreement with Peter Frugone(12)
  10.132      Form of Consulting Agreement with Media Relations Strategy,
              Inc.(13)
  10.133      Form of 2001 Equity Incentive Plan(14)
  10.134      Form of Employment Agreement dated September 7, 2001,
              between Biosyntrex and Robert P. Pietrangelo(15)
  10.135      Form of Employment Agreement dated July 1, 1996, between
              Donlar and Larry Koskan(15)
  23.1        Consent of Grant Thornton LLP(15)
  99.1        Statement of Chief Executive Officer Pursuant to Section
              1350 of Title 18 of the United States Code.
  99.2        Statement of Controller and Chief Accounting Officer
              Pursuant to Section 1350 of Title 18 of the United States
              Code.

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

(11) Incorporated by reference to Biosyntrex's Current Report on Form 8-K filed on January 22, 2001.

(12) Incorporated by reference to Biosyntrex's Registration Statement on Form S-8 filed on May 2, 2001.

(13) Incorporated by reference to Biosyntrex's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

(14) Incorporated by reference to Biosyntrex's Proxy Statement filed on June 20, 2001.

(15) Incorporated by reference to Biosyntrex's Annual Report on Form 10-KSB for fiscal year ended December 31, 2001.

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

                                          DONLAR BIOSYNTREX CORPORATION
                                          (Registrant)

                                                  /s/ LARRY P. KOSKAN
                                          --------------------------------------
                                          By:      Larry P. Koskan
                                          Its:      President and Chief
                                          Executive Officer
                                          Date:    December 9, 2002

                                 CERTIFICATION

     I, Larry P. Koskan, certify that:

     I have reviewed this annual report on Form 10-KSB of Donlar Biosyntrex Corporation;

     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
                                          /s/ LARRY P. KOSKAN
                                          --------------------------------------
                                          Larry P. Koskan, President and
                                          Chief Executive Officer
Dated: December 9, 2002

                                 CERTIFICATION

     I, Joel Lurquin, certify that:

     I have reviewed this annual report on Form 10-KSB of Donlar Biosyntrex Corporation;

     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ JOEL H. LURQUIN
                                          --------------------------------------
                                          Joel H. Lurquin, Controller and
                                          Chief Accounting Officer

Dated: December 9, 2002

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

     As discussed in note S, the accompanying consolidated financial statements for the years ended December 31, 2000 and 2001, have been restated.

                                          GRANT THORNTON LLP

Chicago, Illinois
April 5, 2002, except for Note S for which the date is November 27, 2002.

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2001

                                                               (RESTATED)
ASSETS
Current assets
  Cash......................................................  $      3,746
  Receivables, less allowance for doubtful accounts of
     $16,997................................................       504,915
  Inventories, net..........................................     1,842,244
  Prepaid expenses..........................................        93,274
  Other current assets......................................        39,335
                                                              ------------
          Total current assets..............................     2,483,514
Property, plant and equipment, net..........................     9,569,100
Other assets................................................        40,908
                                                              ------------
                                                              $ 12,093,522
                                                              ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Short term notes payable..................................  $  7,734,782
  Current portion of convertible debt.......................     1,751,027
  Payables and accrued expenses.............................     9,088,793
                                                              ------------
          Total current liabilities.........................    18,574,602
Notes payable...............................................     9,000,000
Convertible debt............................................    16,713,219
Shareholders' deficit
  Preferred stock, $.0001 par value.........................       197,797
  Common stock, $.0001 par value............................            --
  Treasury Stock............................................            --
  Additional paid-in capital................................    63,935,407
  Stock subscriptions receivable............................       (31,987)
  Deferred stock compensation...............................      (115,208)
  Accumulated deficit.......................................   (96,180,308)
                                                              ------------
          Total shareholders' deficit.......................   (32,194,299)
                                                              ------------
                                                              $ 12,093,522
                                                              ============

         The accompanying notes are an integral part of this statement.

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                                  2001           2000
                                                              ------------   ------------
                                                               (RESTATED)     (RESTATED)
Revenues....................................................  $  2,352,834   $  1,381,994
Cost of revenue.............................................     2,639,022      2,097,189
Research and development....................................       821,414      1,121,749
Selling, general and administrative.........................     7,054,783      3,689,944
                                                              ------------   ------------
          Total operating expenses..........................    10,515,219      6,908,882
                                                              ------------   ------------
Loss from operations........................................    (8,162,385)    (5,526,888)
Other income (expense)
  Interest expense..........................................    (7,078,494)    (7,236,982)
  Write down of investments to market.......................      (864,434)            --
  Loss on repayment of shareholder receivable...............    (5,360,000)            --
  Gain on sale of product line..............................            --        100,000
                                                              ------------   ------------
          Total other expense...............................   (13,302,928)    (7,136,982)
                                                              ------------   ------------
Loss before income taxes....................................   (21,465,313)   (12,663,870)
Provision for income taxes..................................            --             --
                                                              ------------   ------------
          Net loss..........................................   (21,465,313)   (12,663,870)
Preferred stock dividends and beneficial conversion
  premium...................................................            --         (2,625)
                                                              ------------   ------------
          Net loss applicable to common shares..............  $(21,465,313)  $(12,666,495)
                                                              ============   ============
Per common share
  Basic
     Net loss...............................................          (.48)          (.31)
  Diluted
     Net loss...............................................          (.48)          (.31)
  Weighted average shares of common stock outstanding
     Basic..................................................    44,772,087     41,339,356
     Diluted................................................    44,772,087     41,339,356

        The accompanying notes are an integral part of these statements.

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                       TWO YEARS ENDED DECEMBER 31, 2001

                                                             SERIES A           SERIES B
                                      COMMON STOCK        PREFERRED STOCK    PREFERRED STOCK     ADDITIONAL        SHAREHOLDER
                                     SHARES     AMOUNT   SHARES    AMOUNT    SHARES   AMOUNT   PAID-IN CAPITAL   NOTE RECEIVABLE
                                   ----------   ------   ------   --------   ------   ------   ---------------   ---------------
Balance at January 1, 2000
  (Restated).....................   4,866,067    $--     27,643   $134,947    449     $6,740     $48,540,610        $(458,835)
Net loss.........................          --     --         --         --     --        --               --               --
Issuance of warrants for
  services.......................          --     --         --         --     --        --          540,000               --
Repayment of shareholder
  receivable.....................          --     --         --         --     --        --               --          414,503
Exercise of warrants.............  33,410,460     --     10,956     53,485     --        --        4,000,000               --
Issuance of warrants in
  connection with debt...........          --     --         --         --     --        --          663,282               --
Amortization of deferred
  compensation...................          --     --         --         --     --        --               --               --
Capital contribution.............   4,722,968     --         --         --     --        --        1,776,614               --
Vesting of stock options and
  warrants.......................          --     --         --         --     --        --           22,680               --
Issuance of shareholder
  receivable.....................   8,000,000     --         --         --     --        --        8,000,000               --
Preferred stock dividends........          --     --        525      2,625     --        --               --               --
                                   ----------    ---     ------   --------    ---     ------     -----------        ---------
Balance at December 31, 2000
  (restated).....................  50,999,500     --     39,124    191,057    449     6,740       63,543,186          (31,987)
Net loss.........................          --     --         --         --     --        --               --               --
Issuance of warrants for
  services.......................          --     --         --         --     --        --          403,900               --
Issuance of common stock.........          --     --         --         --     --        --          714,593               --
Issuance of stock for
  services.......................   2,458,079     --         --         --     --        --        2,184,248               --
Exercise of warrants.............     418,000     --         --         --     --        --           49,000               --
Repayment of shareholder
  receivable.....................   8,000,000     --         --         --     --        --       (2,640,000)              --
Amortization of deferred
  compensation...................          --     --         --         --     --        --               --               --
Vesting of stock options and
  warrants.......................          --     --         --         --     --        --            1,880               --
Cancellation of stock options....          --     --         --         --     --        --         (321,400)              --
                                   ----------    ---     ------   --------    ---     ------     -----------        ---------
Balance at December 31, 2001.....  45,875,579    $--     39,124   $191,057    449     $6,740     $63,935,407        $ (31,987)
                                   ==========    ===     ======   ========    ===     ======     ===========        =========


                                    TREASURY      DEFERRED     ACCUMULATED
                                     STOCK      COMPENSATION     DEFICIT         TOTAL
                                   ----------   ------------   ------------   ------------
Balance at January 1, 2000
  (Restated).....................          --    $      --     $(62,048,500)  $(13,759,208)
Net loss.........................          --           --      (12,663,870)   (12,663,870)
Issuance of warrants for
  services.......................          --     (295,000)              --        245,000
Repayment of shareholder
  receivable.....................          --           --               --        414,503
Exercise of warrants.............          --           --               --      4,000,000
Issuance of warrants in
  connection with debt...........          --           --               --        663,282
Amortization of deferred
  compensation...................          --       12,292               --         12,292
Capital contribution.............          --           --               --      1,776,614
Vesting of stock options and
  warrants.......................          --           --               --         22,680
Issuance of shareholder
  receivable.....................   8,000,000           --               --      8,000,000
Preferred stock dividends........          --           --           (2,625)            --
                                   ----------    ---------     ------------   ------------
Balance at December 31, 2000
  (restated).....................   8,000,000     (282,708)     (74,714,995)   (11,288,707)
Net loss.........................          --           --      (21,465,313)   (21,465,313)
Issuance of warrants for
  services.......................          --     (703,125)              --       (299,225)
Issuance of common stock.........          --           --               --        714,593
Issuance of stock for
  services.......................          --           --               --      2,184,248
Exercise of warrants.............          --           --               --         49,000
Repayment of shareholder
  receivable.....................  (8,000,000)          --               --     (2,640,000)
Amortization of deferred
  compensation...................          --      870,625               --        870,625
Vesting of stock options and
  warrants.......................          --           --               --          1,880
Cancellation of stock options....          --           --               --       (321,400)
                                   ----------    ---------     ------------   ------------
Balance at December 31, 2001.....          --    $(115,208)    $(96,180,308)  $(32,194,299)
                                   ==========    =========     ============   ============

        The accompanying notes are an integral part of these statements.

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                  2001           2000
                                                              ------------   ------------
                                                               (RESTATED)     (RESTATED)
Cash flows from operating activities
  Net loss..................................................  $(21,465,313)  $(12,663,870)
  Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization..........................     1,289,712        934,939
     Issuance of stock, options and warrants for services...     2,848,353        267,680
     Repayment of Shareholder Receivable....................     5,360,000             --
     Gain on sale of product line...........................            --       (100,000)
     Interest expense related to amortization of debt
       discount.............................................     3,414,664      3,431,547
     Write-down of goodwill.................................     1,189,923             --
     Write-down of investment to market.....................       864,434             --
     Change in assets and liabilities
       Receivables..........................................      (310,621)       (30,984)
       Inventories..........................................       848,769        404,516
       Prepaid expenses and other assets....................       211,816       (135,292)
       Payable and accrued expenses.........................     3,974,808      1,274,785
                                                              ------------   ------------
          Net cash used in operating activities.............    (1,773,455)    (6,616,679)
Cash flows from investing activities
  Purchase of property and equipment........................      (100,329)       (84,717)
  Acquisition costs.........................................            --       (338,953)
                                                              ------------   ------------
          Net cash used in investing activities.............      (100,329)      (423,670)
Cash flows from financing activities
  Principal repayments of convertible notes.................      (135,498)      (392,203)
  Proceeds from notes payable...............................       418,000      3,000,000
  Issuance of common stock..................................       714,593      1,776,614
  Proceeds from exercise of warrants........................        49,000      1,000,000
  Payments received on stock subscription receivable........            --        414,503
  Principal repayment of notes payable......................       (45,000)    (1,253,408)
  Proceeds from issuance of convertible notes...............            --      2,917,000
  Borrowings on line of credit..............................            --         75,000
                                                              ------------   ------------
          Net cash provided by financing activities.........     1,001,095      7,537,506
                                                              ------------   ------------
Net (decrease) increase in cash and cash equivalents........      (872,689)       497,157
Cash at beginning of year...................................       876,435        379,278
                                                              ------------   ------------
Cash at end of year.........................................  $      3,746   $    876,435
                                                              ============   ============
Supplemental disclosure of cash flow information
  Interest paid.............................................  $    655,457   $  1,925,137
  Income tax paid...........................................            --             --

                                                                  2001           2000
                                                              ------------   ------------
                                                               (RESTATED)     (RESTATED)
Other non-cash transactions
  In 2001, the Company was forgiven its liability on its
     line of credit of $75,000 in exchange for related-party
     notes receivable with a book value of $74,639.
  In 2000, Biomune Systems, Inc. was acquired by Donlar
     Corporation through an Asset Purchase Agreement in
     exchange for approximately 96% of Biomune's stock

  The transaction was accounted for as a reverse acquisition and the fair value of the Company was allocated as follows:

Accounts receivable......................................                 $     18,355
Notes receivable.........................................                       74,639
Fixed assets.............................................                      125,000
Inventory................................................                      168,040
Investments..............................................                      864,434
Goodwill.................................................                    1,213,120
Other assets.............................................                       38,236
Acquisition costs........................................                      338,953
Liabilities assumed......................................                   (1,140,777)
                                                                          ------------
                                                                          $  1,700,000
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

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements have been adjusted to reflect the reverse acquisition further described in note C. The transaction was accounted for as a reverse acquisition whereby Donlar Corporation was treated as the accounting acquirer and Donlar Biosyntrex as the accounting acquiree. The enclosed financial statements are based on Donlar Corporation's historical financial statements until the date of acquisition, November 3, 2000. From this date on, the financial statements include the activity of both Donlar Biosyntrex and Donlar Corporation.

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

     The weighted average shares for the period from January 1, 2000 to November 3, 2000, assumes the reverse acquisition took place at the beginning of the 2000 fiscal year.

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

     The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future undiscounted cash flows may not be sufficient

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE A -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)


GOODWILL -- CONTINUED

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for its employee stock options. The Company has adopted the disclosure-only provisions of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation." Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock on the date of grant, no compensation expense is recognized. The expense associated with stock options and warrants issued to non-employees and non-directors is reflected in the consolidated financial statements in accordance with SFAS 123. As permitted by SFAS 123, the intrinsic value of compensatory options is reflected in the consolidated financial statements in accordance with APB 25.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of receivables. In the normal course of business, the Company provides credit terms to its customers.

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE A -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)


CONCENTRATION OF CREDIT RISK -- CONTINUED

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

     SFAS 143 "Accounting for Asset Retirement Obligations" -- SFAS 143 states that a liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability in the FASB Concepts Statement 6, Element of Financial Statements, and if the amount of the liability can be reasonably estimated. Consequently, an entity should recognize a liability for an asset retirement obligation if (a) the entity has a duty or responsibility to settle an asset retirement obligation, (b) the entity has little or no discretion to avoid the future transfer or use of assets, and (c) the transaction or other event obligating the entity has occurred. When a retirement obligation is initially recognized, the asset retirement cost is

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE A -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)


NEW ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)

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

     The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources. Management's plan with respect to this uncertainty includes obtaining additional financing from the Company's principal lender, reorganizing the Company and

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE B -- GOING CONCERN -- CONTINUED

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

     The foregoing transactions represent a change in control of Donlar Biosyntrex, since Donlar Corporation acquired 96% of Donlar Biosyntrex common stock and Donlar Corporation's senior management and Board of Directors succeeded to the same positions at Donlar Biosyntrex. Therefore, the transaction has been accounted for as a reverse acquisition and a purchase of Donlar Biosyntrex by Donlar Corporation. The financial statements include the activity of Donlar Corporation as of and for the year ended December 31, 2000. The financial statements also include the activity of Donlar Biosyntrex subsequent to the date of acquisition, (November 3, 2000 through December 31, 2000). The fair value of the Donlar Corporation assets and businesses transferred to Donlar Biosyntrex was deemed to be more clearly evident than the fair value of the Donlar Biosyntrex business acquired by Donlar Corporation. The measure of the fair value of the Donlar Corporation assets and businesses in this case was 4% of the value of Donlar Corporation's stock. This was based on the amount of control Donlar Corporation gave up in return for the business operations of Donlar Biosyntrex. The fair value (4% of Donlar Corporation) was based on Donlar equity transactions totaling 1,342,084 shares all at $0.77 per share prior to the November 3, 2000 transaction. The purchase price of Donlar Biosyntrex is considered to be the estimated fair value of 4% of Donlar Corporation's

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE C -- ACQUISITION -- CONTINUED

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

     The original issuance by Donlar Biosyntrex of the 8,000,000 shares of common stock was recorded as a shareholder receivable at the fair value at the date of issuance ($1.00 per share). The shareholder was deemed to be an affiliate of Donlar Biosyntrex, and therefore, the receivable was recorded as a contra equity account. On August 13, 2001, in satisfaction of the receivable, the shareholder surrendered all his shares of Donlar Corporation stock to Donlar Corporation and Donlar Corporation surrendered 8,000,000 shares of Donlar Biosyntrex common stock held by Donlar Corporation to Donlar Biosyntrex. The surrender of shares has been recorded as an acquisition of Treasury Stock and, based on the August 13, 2001 share price of $.33, resulting in a loss of $5,360,000 on Donlar Biosyntrex.

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
                                                               -------
                                                               $53,912
                                                               =======

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

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

     Donlar Corporation maintains an employment agreement expiring on September 7, 2003, renewing for three additional years if certain sales goals are met, with a certain key employee providing for minimum aggregate annual payments of $160,000 plus an automobile allowance and severance in the event of termination. Under the agreement, the employee is also eligible for incentive cash and stock bonuses.

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

                 DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES

NOTE Q -- SIGNIFICANT SOURCE OF REVENUES -- CONTINUED


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

NOTE S -- RESTATEMENT

     At December 31, 2000, debt discount, interest expense, net loss and per share amounts have been adjusted from previously reported amounts to reverse repayment of Donlar Corporation debt in the amount of $3,000,000 and the exercise of 19,559,432 common shares and 16,408,324 preferred shares of Donlar Corporation stock in the amount of $3,000,000. The transaction could not be completed due to the lack of authorized shares. The financial statements have been corrected to reflect the unwinding of the transaction. Net loss for the year ended December 31, 2000, was increased by $1,050,103 ($0.03 per share).

     On November 27, 2002, the Company determined that the November 2000 issuance of 8,000,000 shares of common stock as discussed in Note J should have been recorded at fair value of $8,000,000, offset by a contra receivable in the same amount. Further, the Company determined that the August 2001 surrender by Donlar Corporation of 8,000,000 shares in satisfaction of the receivable should be treated at fair value, resulting in an expense in 2001 of $5,360,000.