Form 10QSB
period 2003-03-31
DONLAR BIOSYNTREX CORP
filed 2003-05-20
CIK 714634

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from ____________ to _________________

                           Commission File No. 0-11472

                               DONLAR CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Illinois                                     36-3683785
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

              6502 South Archer Road, Bedford Park, Illinois 60501
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (708) 563-9200
                           ---------------------------
                           (Issuer's telephone number)

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant's common stock as of March 31, 2003 was 20,793,360.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                      INDEX

PART I.     FINANCIAL INFORMATION

     1.     Financial Statements

            Condensed Balance Sheet as of March 31, 2003                    1

            Condensed Statements of Operations
            for the three months ended March 31, 2002 and 2003              2

            Condensed Statements of Cash Flows
            for the three months ended March 31, 2002 and 2003              3

            Statement of Shareholders' Deficit
            for the three months ended March 31, 2003                       4

            Notes to Condensed Financial Statements                         5

     2.     Management's Discussion and Analysis or Plan of Operation      10

     3.     Controls and Procedures                                        14

PART II.    OTHER INFORMATION

     2.     Changes in Securities and Use of Proceeds                      14

     3.     Defaults Upon Senior Securities                                15

     4.     Submission of Matters to a Vote of Security Holders            15

     5.     Other Information                                              16

     6.     Exhibits and Reports on Form 8-K                               16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DONLAR CORPORATION
CONDENSED BALANCE SHEET (UNAUDITED)
MARCH 31, 2003

--------------------------------------------------------------------------------

                                     ASSETS

Current assets
 Cash                                                            $       1,351
 Receivables                                                           611,192
 Inventories, net                                                      819,749
 Prepaid expenses                                                       63,742
                                                               ----------------

    Total current assets                                             1,496,034

Property and equipment, net                                          8,543,779
Patents                                                              1,773,758
Other assets                                                           264,601
                                                               ----------------

                                                                 $  12,078,172
                                                               ================

--------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
 Current portion of convertible debt                             $  21,033,352
 Short term notes payable                                               71,000
 Accounts payable                                                      513,178
 Accrued expenses                                                    3,717,368
                                                               ----------------

    Total current liabilities                                       25,334,898

Commitments & contingencies                                                  -

Shareholders' deficit
 Senior convertible preferred stock, no par value                   19,905,500
 Common stock, no par value                                         37,068,228
 Additional paid-in capital                                         84,258,805
 Stock subscriptions receivable                                              -
 Accumulated deficit                                              (154,489,259)
                                                               ----------------

    Total shareholders' deficit                                    (13,256,726)
                                                               ----------------

                                                                 $  12,078,172
                                                               ================


    The accompanying notes are an integral part of this unaudited condensed consolidated balance sheet statement.

DONLAR CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,

--------------------------------------------------------------------------------

                                                               2003             2002
                                                           -------------    -------------
Revenues                                                   $  1,082,115     $    877,684

Cost of revenue                                                 678,115          857,987
Research and Development                                        160,878          136,936
Selling, general and administrative                             744,569          774,456
                                                           -------------    -------------

    Total operating expenses                                  1,583,562        1,769,379
                                                           -------------    -------------

Loss from operations                                           (501,447)        (891,695)

Other income (expense)
 Interest expense                                            (1,340,673)      (1,367,295)
 Debt conversion (expense)/benefit                           (2,579,527)        (289,655)
 Gain on disposal of fixed assets                                     -           74,478
 Other                                                                1           21,345
                                                           -------------    -------------

    Total other expense                                      (3,920,199)      (1,561,127)
                                                           -------------    -------------

Loss before income taxes                                     (4,421,646)      (2,452,822)
Provision for income taxes                                            -                -
                                                           -------------    -------------

    Net loss before extraordinary item                       (4,421,646)      (2,452,822)

Extraordinary loss on retirement of debt                              -       (1,212,120)
                                                           -------------    -------------

    Net income/(loss)                                      $ (4,421,646)    $ (3,664,942)
                                                           =============    =============


Per common share:
Basic:
 Net income/(loss)                                                (0.21)           (0.14)

Diluted:
 Net income/(loss)                                                (0.21)           (0.14)

Weighted average shares of common stock outstanding:
 Basic                                                       20,793,360       25,831,050
 Diluted                                                     20,793,360       25,831,050




    The accompanying notes are an integral part of these unaudited condensed consolidated statements.

DONLAR CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31,

--------------------------------------------------------------------------------

                                                                    2003               2002
                                                                --------------    ----------------
Cash flows from operating activities
 Net income/(loss)                                               $ (4,421,646)       $ (3,664,942)
 Adjustments to reconcile net loss to net cash
  used in operating activities
   Depreciation and amortization                                      276,169             264,600
   Issuance of Common Stock for services                                    -             381,875
   Interest expense related to amortization of debt discount           44,955           1,680,777
   Debt conversion expenses                                         2,579,527             289,655
   Gain on disposal of fixed assets                                         -             (74,478)
   Change in assets and liabilities
     Receivables                                                     (302,673)              2,766
     Inventories                                                      110,067             329,558
     Prepaid expenses and other assets                                (24,795)                359
     Accounts payable                                                 242,383            (433,449)
     Accrued expenses                                               1,429,333          (1,335,658)
                                                                --------------    ----------------

       Net cash used in operating activities                          (66,680)         (2,558,937)

Cash flows from investing activities
 Proceeds from sale of property and equipment                               -             103,942
 Purchase of property and equipment                                   (25,103)            (22,990)
 Purchase of patents                                                   (9,204)            (48,245)
                                                                --------------    ----------------

      Net cash used in investing activities                           (34,307)             32,707

Cash flows from financing activities
 Principal repayments of convertible notes                                  -                   -
 Proceeds from issuance of convertible notes                                -           3,003,833
 Principal repayments of notes payable                                      -            (263,000)
 Proceeds from notes payable                                                -              11,000
 Issuance of common stock                                                   -                   -
 Proceeds from exercise of stock options and warrants                       -                   -
 Deferred financing costs                                                   -            (152,811)
                                                                --------------    ----------------

      Net cash provided by financing activities                             -           2,599,022
                                                                --------------    ----------------

Net (decrease) increase in cash and cash equivalents                 (100,987)             72,792

Cash and cash equivalents at beginning of period                      102,338               3,746
                                                                --------------    ----------------

Cash and cash equivalents at end of period                       $      1,351        $     76,538
                                                                ==============    ================

Supplemental disclosure of cash flow information:
 Interest paid                                                   $      1,183        $      7,548
 Income tax paid                                                            -                   -




    The accompanying notes are an integral part of these unaudited condensed consolidated statements.

DONLAR CORPORATION
STATEMENT OF SHAREHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2003

--------------------------------------------------------------------------------

                                                                                  Series A                Senior Convertible
                                                     Common Stock              Preferred stock              Preferred stock
                                                 Shares       Amount         Shares        Amount        Shares        Amount
                                              -----------   ------------   -----------  ------------   ----------   ------------
Beginning Balance                              25,831,050   $  4,557,224    38,000,000  $ 32,511,004            -   $          -
Issuance of capital stock                               -              -             -             -            -              -
Amortization of Deferred Compensation                   -              -             -             -
Debt conversion                                         -              -             -             -   19,905,500     19,905,500
Cancellation of stock options                           -              -             -             -
Dissolution of Donlar Biosyntrex Corporation   (5,037,690)    32,511,004   (38,000,000)  (32,511,004)           -              -
Net Income                                              -              -             -             -            -              -
                                              -----------   ------------   -----------  ------------   ----------   ------------
End Balance                                    20,793,360   $ 37,068,228             -  $          -   19,905,500   $ 19,905,500
                                              ===========   ============   ===========  ============   ==========   ============

                                                 Additional
                                                  paid-in        Accumulated
                                                  capital          Deficit          Total
                                                ------------   ---------------  --------------
Beginning Balance                               $ 25,306,626   $  (94,661,574)  $ (32,286,720)
Issuance of capital stock                                  -                -               -
Amortization of Deferred Compensation                      -                -               -
Debt conversion                                    8,878,766                -      28,784,266
Cancellation of stock options                              -                -               -
Dissolution of Donlar Biosyntrex Corporation      50,073,413      (55,406,039)     (5,332,626)
Net Income                                                 -       (4,421,646)     (4,421,646)
                                                ------------   ---------------  --------------
End Balance                                     $ 86,164,305   $ (154,489,259)  $ (13,256,726)
                                                ============   ===============  ==============



    The accompanying notes are an integral part of this unaudited condensed consolidated statement.

Notes to Condensed Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed financial statements of Donlar Corporation (the "Company") have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. For further information refer to the Consolidated Financial Statements and footnotes included in Donlar Corporation's Annual report on Form 10-KSB for the year ended December 31, 2002.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2003, the Company had an accumulated deficit of $154,489,259, a shareholders' deficit of $13,256,726 and has had substantial recurring losses. The consolidated operations of the Company have not achieved profitability and the Company has relied upon financing from the sale of its equity securities, liquidation of assets and debt financing to satisfy its obligations. In addition, as discussed below under "Equity and Debt Transactions - Tennessee Farmers Loan Default," the Company is in default on approximately $23 million of loans. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         The Company's ability to continue as a going concern is subject to the attainment of profitable operations, the obtaining necessary funding from outside sources or the sale of the Company, a merger with another company or another strategic transaction. Management's plan with respect to continuing as a going concern includes evaluating new products and markets, minimizing overhead and other costs and seeking a strategic transaction. However, there can be no assurance that management will be successful. See "Equity and Debt Transactions
- Tennessee Farmers Loan Default" for information concerning the Company's efforts to find a purchaser or a source of private equity financing or a merger or other strategic partner.

EQUITY AND DEBT TRANSACTIONS

         The shareholders of the Company and Donlar Biosyntrex Corporation ("Biosyntrex"), formerly the Company's majority owned subsidiary, approved the merger of Biosyntrex with and into the Company at a shareholders meeting held at the corporate offices in Bedford Park, IL on February 27, 2003, with the Company being the surviving corporation. The merger was effective March 5, 2003. Prior to the merger, the Company was principally a holding company for the Biosyntrex common stock that it owned. The merger has not resulted, and is not expected to result, in any significant change to the businesses operated by Biosyntrex prior to the merger.

         Pursuant to the agreement and plan of merger, each share of Biosyntrex common stock (other than shares owned by the Company) converted into the right to receive 0.25998836 shares of common stock of the Company and each share of the Company's common and Series A preferred stock issued prior to the merger (other than shares owned by certain shareholders who agreed to cancellation pursuant to the restructuring plan described in Biosyntrex's and the Company's joint information statement/prospectus) converted into the right to receive
0.48725820 shares of common stock of the Company. All outstanding warrants, options or rights of any kind to acquire any shares of capital stock or other securities of any kind from the Company or Biosyntrex were cancelled in the merger except for the Company's principal lender's right to acquire shares of the Company's common stock upon conversion of certain loans as described below under "Restructuring Plan." The shares of common stock of the Company issued in the merger and related transactions are publicly traded over-the-counter as "Other OTC" on the so-called "Grey Market" under the symbol DLRC. A letter of transmittal has been sent to all shareholders of record of the merged companies with instructions on how to exchange their shares for newly issued shares of the Company's common stock.

         In connection with the merger, the Company implemented a restructuring plan that resulted in the elimination of approximately $25.2 million of the Company's liabilities and replaced these liabilities with equity securities, principally senior convertible preferred stock. The restructuring plan is described in more detail below under "Restructuring Plan."

         Restructuring Plan

         In early 2001, as a result of anticipated difficulties in servicing debt and obtaining necessary additional funding, management of the Company and Biosyntrex began to consider debt restructuring alternatives and sources of additional funding. In May 2001, management of the companies met with Tennessee Farmers Life Insurance Company, Willis Stein & Partners and Dr. Robert Martin, the companies' three largest creditors, to discuss a restructuring plan. A restructuring plan was ultimately agreed to that included the merger of Biosyntrex with and into the Company and the following additional terms:

         As part of the restructuring plan, on March 18, 2002, Biosyntrex and the Company entered into a Bridge and Consolidated Term Loan Agreement with Tennessee Farmers Life Insurance Company. Pursuant to the terms of the loan agreement, Biosyntrex and the Company obtained a bridge loan facility in the amount of approximately $2.127 million to be used to refinance certain short term debt, provide working capital, pay certain accounts payable creditors and pay expenses of the restructuring and the merger (the "Term C Loan"). Approximately $1.85 million of the Term C Loan was drawn down. In addition, the terms of existing loans to the Company in the original principal amount of approximately $17.64 million were restated and made the joint and several obligations of the Company and Biosyntrex in the total amount of $19.2 million reflecting the original amount of the loans and accrued, unpaid interest thereon (the "Term A Loan" and "Term B Loan"). Each of the loans is collateralized by substantially all of the assets of the Company and Biosyntrex.

         Loans under the Term C Loan bear interest at a rate of eleven percent per annum with one half of such interest payable on a quarterly basis on the last business day of March, June, September and December and the other half payable at maturity on March 18, 2003. As discussed in further detail below under "Tennessee Farmers Loan Default," the Company did not make the required payment under the bridge loan facility on March 18, 2003.

         The restated loans are divided into two loans (the Terms A and B Loans). The first such loan is in the principal amount of approximately $10.18 million, bears interest at a rate of nine percent per annum until March 18, 2003, at which time such interest is payable, and thereafter bears interest at eleven percent per annum payable on a quarterly basis on the last business day of March, June, September and December. The principal balance of the loan is payable in equal quarterly installments of not less than $222,500 commencing on March 31, 2003 and thereafter on the last business day of March, June, September and December. Any remaining unpaid principal and interest is payable on March 31, 2007. The Company did not make the interest payment on March 18, 2003 or the principal payment on March 31, 2003.

         The second restated loan is in the principal amount of $9.0 million, bears interest at a rate of one percent per annum, but neither interest nor principal are payable until the first to occur of one of certain events described in the loan agreement, the latest of which is March 18, 2005, after which time the interest that has accrued is payable in full within thirty days and thereafter is payable quarterly on the last business day of March, June, September and December together with principal payments of not less than $222,500. Any remaining unpaid principal and interest is payable on March 31, 2007.

         As part of the restructuring plan, the Company will issue approximately
1.6 million shares of common stock to Tennessee Rural Health Improvement Association, which will represent approximately 7.8% of the Company's outstanding common stock and 1.8% on a fully diluted basis and TFIC, Inc., an affiliate of Tennessee Farmers, will surrender for cancellation, without issuance to it of any Company common stock as a result of the merger, approximately 3.85 million shares of Company common stock that it owns. The Company common stock to be issued to Tennessee Rural Health is in addition to the approximately 1.27 million shares of Company common stock to be issued to Tennessee Rural Health as a result of the merger in exchange for the approximately 2.6 million shares of Company common stock owned by it prior to the merger. Tennessee Rural Health is a provider of health insurance and other health benefits. It is affiliated with Tennessee Farm Bureau Federation which owns approximately 7.5% of Tennessee Farmers Life Insurance Company.

         The Company made numerous representations, warranties and covenants in the loan agreement. Among the covenants, the Company agreed to limit its ability to incur additional indebtedness, make any investments or loans, pay dividends, purchase, redeem or issue capital stock or sell or encumber assets. Each of the loans made or restated pursuant to the loan agreement is subject to acceleration and the application of higher default rates of interest in the event the Company defaults in the payment of principal or interest when due, breaches any covenants contained in the loan agreement that are not remedied within five calendar days or any other specified event of default occurs.

         Each of the loans under the loan agreement is convertible at the option of the lender at any time prior to repayment into Company common stock. Loans made under the Term C Loan convert at a rate of one share per $0.29 of outstanding principal amount of the loans. The restated loans, the Term A and B Loans, convert at a rate of one share per $0.68 of outstanding principal amount of the loans. The maximum number of shares of Company common stock issuable upon conversion of the loans is approximately 34.37 million. The conversion rates are subject to antidilution protection. The holders of the loans have certain registration rights with respect to the shares issuable upon conversion.

         As part of the restructuring plan and as permitted by the loan agreement, the Company has issued 465,000 shares of common stock to four creditors, Mr. Randy Olshen, Mr. Michael Acton, Mr. Rudy Monnich and Mr. Charles Brodzki, in exchange for their forgiveness of all debts and claims by them against the Company.

         Mr. Olshen has a sales contract entitling him to a 20% commission on sales of certain of Biosyntrex's products. Mr. Olshen agreed to the termination of that contract in exchange for 80,000 shares of Company common stock.

         Mr. Acton has a consulting contract entitling him to a consulting fee of approximately $123,000. Mr. Acton agreed to exchange the approximately $94,000 remaining due under that contract for 200,000 shares of Company common stock.

         Mr. Monnich has an outstanding account payable of approximately $11,000 and Mr. Brodzki has an outstanding note payable of approximately $50,000. They agreed to forgive these amounts in exchange for 60,000 and 125,000 shares of Company common stock, respectively.

         As part of the restructuring plan, the Company also reached agreements with Willis Stein & Partners and its affiliate Star Polymers to (i) exchange $9.0 million of original principal amount of notes plus accrued interest for shares of a new series of Company senior convertible preferred stock with a stated liquidation value of $9.0 million and convertible into approximately
13.23 million shares of Company common stock and (ii) exchange all of the pre-merger Company equity securities held by Willis Stein/Star Polymers, equaling approximately 20.28 million shares of Company common and preferred stock, for 1.0 million shares of newly issued Company common stock. Willis Stein/Star Polymers are not entitled to receive any other Company common stock as a result of the merger. The foregoing exchange has been completed.

         The Company also reached agreement with Dr. Robert Martin, a director of the Company and, immediately prior to the merger, Biosyntrex, to (i) exchange approximately $9.9 million of original principal amount of notes plus accrued interest for shares of Company senior convertible preferred stock with a stated liquidation value of $9.0 million and convertible into approximately 13.23 million shares of Company common stock, (ii) relinquish rights to receive royalty payments from the Company equal to one percent of all sales during a ten year period beginning in 2000 and surrender for cancellation all of the pre-merger Company common and preferred stock held by him, equaling approximately 16.56 million shares, in exchange for 5.0 million shares of newly issued Company common stock and (iii) surrender for cancellation options and warrants to purchase over 38 million shares of pre-merger Company common and preferred stock at exercise prices ranging from $0.01 to $5.50 for a warrant to purchase 3.0 million shares of Company common stock for $0.68 per share. The foregoing exchange has been completed. Dr. Martin also received 1,187,940 shares of Company common stock as a result of the merger in exchange for the 4,569,000 shares of Biosyntrex common stock that he owned.

         To further eliminate debt from the balance sheet of the Company, the Company reached agreements with all fifteen holders of approximately $1.9 million of original principal amount of notes issued in 1998 and 2000 to exchange their notes for shares of Company senior convertible preferred stock in an aggregate stated liquidation value equal to the total amount of the notes and convertible into approximately 2.8 million shares of Company common stock. The foregoing exchange has been completed.

         The Company and Biosyntrex, as of December 31, 2002, collectively had approximately $48.92 million of liabilities. The restructuring has eliminated approximately $25.26 million of liabilities, substituting for it approximately $20 million of senior convertible preferred stock and 465,000 shares of common stock.

         As a result of the foregoing agreements, 12.7 million shares of newly issued Company common stock, representing 61.1% on an outstanding basis and 13.7% on a fully diluted basis, are being issued to the holders of preferred and common stock of Biosyntrex (other than the Company) and the holders of preferred and common stock of the Company (other than TFIC, Inc., Dr. Martin, Willis Stein/Star Polymers, who are treated as specified above, and excluding the approximately 1.6 million additional shares to be issued to Tennessee Rural Health) in exchange for the pre-merger Company and Biosyntrex stock that they owned. The 12.7 million shares of newly issued Company common stock has been allocated between the former Company and Biosyntrex shareholders on the basis of the respective ownership of Biosyntrex common stock by the Company on the one hand, and all other shareholders of Biosyntrex, on the other hand.

         Accordingly, 68% of the 12.7 million shares of newly issued Company common stock, or 8.7 million shares, is being allocated to the pre-merger Company shareholders (other than TFIC, Inc., Dr. Martin, Willis Stein/Star Polymers with respect to their Company shares, who are treated as specified above, and excluding the approximately 1.6 million additional shares to be issued to Tennessee Rural Health) and 32%, or 4.0 million shares, is being allocated to the pre-merger Biosyntrex shareholders (other than the Company, whose shares were cancelled). As a result, and taking into account the cancellation of certain shares as described above, each former holder of Company preferred and common stock (other than the holders of cancelled shares) is entitled to receive approximately 0.49 shares of newly issued Company common stock for each share of pre-merger Company stock the holder owned, each former holder of Biosyntrex common and Series B preferred stock (other than the Company) is entitled to receive 0.26 shares of newly issued Company common stock for each share of Biosyntrex stock the holder owned and each former holder of Biosyntrex Series A preferred stock is entitled to receive one share of newly issued Company common stock for each originally issued share of Series A preferred stock the holder owned (excluding dividend shares). As a result of the merger, the former shareholders of the Company (other than holders of cancelled shares and excluding the approximately 1.6 million additional shares to be issued to Tennessee Rural Health) will own 41.61% (9.36% on a fully diluted basis) of Company common stock, and the former shareholders of Biosyntrex (other than the Company) will own 19.48% (4.38% on a fully diluted basis) of such common stock.

         Tennessee Farmers Loan Default

         The Company did not make a required payment to Tennessee Farmers on March 18, 2003 under the March 18, 2002 Bridge and Consolidated Term Loan Agreement. The payment due on March 18, 2003 included $916,572 of accrued but unpaid interest on the "Term A Loan," $116,546 of accrued but unpaid interest on the "Term C Loan" and the principal amount of the "Term C Loan" in the amount of approximately $1.79 million. In addition, a $42,540 commitment fee for the "Term A Loan" was due on March 18, 2003 and was not paid by the Company. Tennessee Farmers has informed the Company that it does not intend to exercise its right under the loan agreement to convert the loans into Company common stock or extend the terms of the loans. As a result of the payment default under the loan agreement, Tennessee Farmers has the right to declare all amounts owning under the loan agreement to be immediately due and payable. The total amount of principal and accrued interest outstanding under the loans as of March 18, 2003 plus the commitment fee was $23,099,010. The Company and Tennessee Farmers entered into a forbearance agreement as of March 18, 2003 providing that Tennessee Farmers will forbear until May 2, 2003 from exercising any of its rights and remedies against the Company and its property, subject to the terms and conditions of the forbearance agreement. The Company and Tennessee Farmers have agreed to extend the forbearance period until July 14, 2003.

         Because the Company has not obtained an extension from Tennessee Farmers of the repayment date for the loans or Tennessee Farmers agreement to convert the loans to Company common stock, the Company is actively seeking to sell the Company or to find a source of private equity financing or a merger or other strategic partner and has retained the services of an investment banking firm to assist in that effort.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

OVERVIEW

         From 1997 until November of 2000, the Company's former subsidiary, Biosyntrex, was primarily engaged in the distribution and sale of nutritional and nutraceutical products. Biosyntrex's principal products were biologic nutraceutical supplements and sports and nutrition bars. The Company's businesses, discussed below, were the development and sale of products in the performance chemicals and agricultural markets. As a result of the transactions that were completed in 2000 and in early 2001, all of the operational activities and businesses of the Company were transferred to Biosyntrex and the Company became a holding company for the Biosyntrex common stock that it owned. The Company's former businesses became Biosyntrex's principal businesses and Biosyntrex began phasing out its nutritional and nutraceutical business. As a result of the merger of the Company and Biosyntrex in March 2003, all of Biosyntrex's businesses are now conducted by the Company. The Company's marketing, sales, distribution and administrative operations are conducted from the Company's headquarters in Bedford Park, Illinois, and its manufacturing operations are conducted from the Company's Peru, Illinois facility.

         The Company's, and formerly Biosyntrex's, businesses are conducted through two product lines:

         -        BioPolymers (performance chemicals business); and

         -        AgriSciences (agricultural business).

         Historically, the Company began as a research and development company to exploit the possibilities of developing, manufacturing and marketing a new family of biodegrable polymers known as thermal polyaspartates (TPA). Although there was no market at the time of the Company's inception for a new so-called "green chemistry," the Company concluded that a market would develop if the technology and products were available. It also determined that the development of this technology and market would also require substantial capital.

         It took about ten years and the use of extensive capital to reach the point of commercialization whereby the Company's products and markets are protected by a global intellectual property portfolio of patents. The products are manufactured in a modern plant capable of producing high quality products at low cost and are sold in a marketplace where the Company's TPA products can compete on a cost/performance basis with conventional chemicals.

CRITICAL ACCOUNTING POLICIES

         INVENTORIES

         Inventories are stated at the lower of cost or market value, using the first-in, first-out method.

         PROPERTY, PLANT AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property, plant and equipment are reflected in operations.

         The Company assesses the recoverability of its property, plant and equipment whenever adverse events or changes in circumstances or business climate indicate that expected future undiscounted cash flows or their fair value may not be sufficient to support recorded cash flows or their fair value may not be sufficient to support recorded property, plant and equipment. If impairment exists, the carrying amount of property, plant and equipment will be reduced to net realizable value.

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

         REVENUE RECOGNITION

         In accordance with SAB 101, sales of product are recognized upon shipment of the product, which is when title transfers to the customer. The Company maintains reserves for potential losses on receivables from its customers, and such losses have generally not exceeded management's expectations.

         RESEARCH, AND DEVELOPMENT EXPENSES

         Research, and development expenses include amounts paid to third-party and related-party consultants for marketing, investment banking, and other business advisory services, as well as costs related to the Company's product research and development activities. Costs associated with research and development of new products are expensed as incurred.

Results of Operations

         Comparison of the three months ended March 31, 2003 with the three months ended March 31, 2002.

         During the three months ended March 31, 2003, the Company had revenues of $1,082,115, compared to $877,684 for the comparable three-month period in 2002. The increase in revenues was due to growth in sales, principally in the oil field market.

         Cost of revenues was $678,115 for the three months ended March 31, 2003, compared to $857,987 for the same period in 2002. This decrease in cost of revenues, despite the increase in revenue, is related to better cost control in the manufacturing area, as well as better production efficiency.

         Research and development expense was $160,878 for the three months ended March 31, 2003 compared to $136,936 for the same period in 2002. This increase is related primarily to employee costs, travel expenses and outside testing costs.

         Selling, general and administrative costs were $744,569 for the three months ended March 31, 2003 compared to $774,456 for the same period in 2002. This decrease is due to high financial consulting costs in 2002. This was offset by costs of the merger with Biosyntrex in 2003.

         Interest expense decreased from $1,367,295 for the three-month period ended March 31, 2002 to $1,340,673 for the three-month period ended March 31, 2003. This decrease was related to the conversion of notes as part of the restructuring plan offset in part by increases in the interest rates of the Tennessee Farmers' loans.

         During the three months ended March 31, 2003, the Company had a net loss of $4,421,646 compared to a net loss of $3,664,942 for the three months ended March 31, 2002. This increase in the net loss was attributable primarily to expenses related to the merger and conversion of debt.

Liquidity and Capital Resources

         Historically, the Company has been unable to finance its operations from cash flows from operating activities. As of March 31, 2003, the Company had cash of $1,351. In March of 2002, the Company obtained additional bridge financing in connection with the restructuring of its debt, but has no other plans for its continued financing. The Company, under its bridge financing, has a quarterly interest payment of approximately $21,000 due on the last business day of each quarter. The Company did not repay its bridge financing or make other required payments on its restructured debt in March 2003. The payments due Tennessee Farmers in March 2003 consisted of $916,572 in interest and $222,500 in principal due on the restated loans and $188,771 in interest, $42,540 in commitment fee and $1,849,217 in principal due on the bridge financing. The total of the payments due in March 2003 was $3,019,600.

         As a result of the Company's payment default, the entire amount of the Tennessee Farmers debt in the amount of $23,099,010, including accrued interest, is now due and payable. The Company and Tennessee Farmers entered into a forbearance agreement effective as of March 18, 2003 providing that Tennessee Farmers will forbear until May 2, 2003 from exercising any of its rights and remedies against the Company and its property, subject to the terms and conditions of the forbearance agreement. The Company and Tennessee Farmers have agreed to extend the forbearance period until July 14, 2003.

         Because the Company has not obtained an extension from Tennessee Farmers of the repayment date for the loans or Tennessee Farmers agreement to convert the loans to Company common stock, the Company is actively seeking to sell the Company or to find a source of private equity financing or a merger or other strategic partner, and the Company has retained an investment banking firm to assist in this effort.

         In the first three months of 2003, the Company had a net decrease in cash and cash equivalents of $100,987, compared to a net increase in cash and cash equivalents in the same period of 2002 of $72,792. The decrease in cash was the result of decreased sales in the final month of 2002.

         The Company decreased its cash flows used in operations from ($2,558,937) in the first three months of 2002 to ($66,680) in the same period in 2003, due to tighter cash management and budget controls in the 2003 period.

         Cash flows from investing activities decreased to ($34,307) in the first three months of 2003 from $32,707 in the same period in 2002. This decrease was due to a sale of certain assets in 2002.

         Cash flows provided by financing activities in the first three months of 2002 of $2,599,022 consisted primarily of the borrowing activity with the Tennessee Farm Bureau. There were no financing activities during the first three months of 2003.

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

PART II -- OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         Biosyntrex, formerly a majority owned subsidiary of the Company, merged with and into the Company with the Company being the surviving corporation effective March 5, 2003. Pursuant to the agreement and plan of merger, each share of Biosyntrex common stock (other than shares owned by the Company) converted into the right to receive 0.25998836 shares of common stock of the Company and each share of the Company's common and Series A preferred stock issued prior to the merger (other than shares owned by certain shareholders who agreed to cancellation pursuant to the restructuring plan described in Biosyntrex's and the Company's joint information statement/prospectus) converted into the right to receive 0.48725820 shares of common stock of the Company. All outstanding warrants, options or rights of any kind to acquire any shares of capital stock or other securities of any kind from the Company or Biosyntrex were cancelled in the merger except for the Company's principal lender's right to acquire shares of the Company's common stock upon conversion of certain loans.

         In connection with the merger, the Company amended its articles of incorporation to authorize 200,000,000 shares of common stock and 100,000,000 shares of preferred stock and the Company created a series of preferred stock designated as senior convertible preferred stock. The Company currently has outstanding approximately 20.8 million shares of common stock and approximately
19.9 million shares of senior convertible preferred stock convertible into approximately 29.3 million shares of common stock.

Item 3.  Defaults Upon Senior Securities

         The Company did not make a required payment to Tennessee Farmers Life Insurance Company on March 18, 2003 under the March 18, 2002 Bridge and Consolidated Term Loan Agreement. The payment due on March 18, 2003 included $916,572 of accrued but unpaid interest on the "Term A Loan," $116,546 of accrued but unpaid interest on the "Term C Loan" and the principal amount of the "Term C Loan" in the amount of approximately $1.79 million. In addition, a $42,540 commitment fee for the "Term A Loan" was due on March 18, 2003 and was not paid by the Company. Tennessee Farmers has informed the Company that it does not intend to exercise its right under the loan agreement to convert the loans into Company common stock or extend the terms of the loans. As a result of the payment default under the loan agreement, Tennessee Farmers has the right to declare all amounts owning under the loan agreement to be immediately due and payable. The total amount of principal and accrued interest outstanding under the loans as of March 18, 2003 plus the commitment fee was $23,099,010. The Company and Tennessee Farmers entered into a forbearance agreement as of March 18, 2003 providing that Tennessee Farmers will forbear until May 2, 2003 from exercising any of its rights and remedies against the Company and its property, subject to the terms and conditions of the forbearance agreement. The Company and Tennessee Farmers have agreed to extend the forbearance period until July 14, 2003.

         Because the Company has not obtained an extension from Tennessee Farmers of the repayment date for the loans or Tennessee Farmers agreement to convert the loans to Company common stock, the Company is actively seeking to sell the Company or to find a source of private equity financing or a merger or other strategic partner, and has retained an investment banking firm to assist in this effort.

Item 4.  Submission of Matters to a Vote of Security Holders

         The shareholders of the Company approved the merger of Biosyntrex, the Company's then majority owned subsidiary, with and into the Company at a special shareholders meeting held at the corporate offices in Bedford Park, IL on February 27, 2003, with the Company being the surviving corporation. With respect to the Company's common stock, 19,043,029 votes were cast in favor of the merger, zero votes were cast against, and zero votes abstained from voting. With respect to the Company's Series A Preferred Stock, 25,325,696 votes were cast in favor, zero votes were cast against, and zero votes abstained from voting.

         The shareholders also approved the adoption of the 2003 Equity Incentive Plan. The 2003 Equity Incentive Plan authorized an aggregate of 5.0 million shares of the Company's common stock to be used for awards to directors, management, employees and consultants of the Company and its subsidiaries. The holders of the Company's common stock and Series A preferred stock voting as a single class on the adoption of the 2003 Equity Incentive Plan. 24,090,268 votes were cast in favor, zero votes were cast against, and zero votes abstained from voting.

Item 5.  Other Information

         On May 16, 2003, the Company's Board of Directors elected William H. Broderick to fill a vacancy on the board. Mr. Broderick, 69, retired after a 33 year career with the American Farm Bureau Federation and Affiliates as Treasurer and Chief Financial Officer. He also held a variety of management positions including General Manager for the American Farm Bureau, Inc. Mr. Broderick is a graduate of Loyola University of Chicago where he received a BS degree in Business Administration.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.                                     Exhibit Description
-----------                                     -------------------
   2.1              Amended and Restated Agreement and Plan of Merger by and between
                    Donlar Corporation and Donlar Biosyntrex Corporation, dated as of June 7,
                    2002

   3.1#             Amended and Restated Articles of Incorporation of Donlar Corporation

   3.2              Amendment to Articles of Incorporation of Donlar Corporation

   3.3#             Amended and Restated Bylaws of Donlar Corporation

   4.1#             Bridge and Consolidated Term Loan Agreement dated March 18, 2002, among
                    Donlar Corporation, Donlar Biosyntrex Corporation and Tennessee Farmers
                    Life Insurance Company

   4.2#             Amendment dated May 31, 2002, to Bridge and Consolidated Term Loan
                    Agreement dated March 18, 2002, among Donlar Corporation, Donlar
                    Biosyntrex Corporation and Tennessee Farmers Life Insurance Company

   4.3#             Letter Agreement dated March 18, 2002, among Donlar Corporation, Willis
                    Stein & Partners, L.P. and Star Polymers, L.L.C.

   4.4#             Letter Agreement dated February 25, 2002, between Donlar Corporation and
                    Dr. Robert Gale Martin

   4.5#             Form of Letter Agreement between Donlar Corporation and Holders 1998 and
                    2002 Notes

   4.6              Certificate of Designations for Donlar Senior Convertible Preferred Stock

   4.7#             Second Limited Consent and Waiver to Bridge and Consolidated Term Loan
                    Agreement By Tennessee Farmers Life Insurance Company

   4.8#             Letter Agreement dated August 15, 2002, between Kamal Modir M.D. and
                    Donlar Biosyntrex

   4.9#             Letter Agreement dated August 15, 2002, between Kenneth A. Hubbard and
                    Donlar Biosyntrex

   4.10#            Letter Agreement dated August 23, 2002, between Peter LeDonne and Donlar
                    Biosyntrex

  4.11##            Forbearance Agreement, dated as of March 18, 2003, between Donlar
                    Corporation and Tennessee Farmers Life Insurance Company

   10.1#            Change of Control Agreement dated December 24, 1998 between Donlar
                    Corporation and Larry Koskan

   10.2#            Change of Control Agreement dated December 24, 1998 between Donlar

                    Corporation and Robert Pietrangelo

  10.3###           Form of Employment Agreement dated September 7, 2001, between Biosyntrex and Robert P. Pietrangelo

  10.4###           Form of Employment Agreement dated July 1, 1996, between Donlar and Larry
                    Koskan

   10.5#            Office Lease Agreement made as of August 1, 1992 between Donlar
                    Corporation and Illinois Institute of Technology

   99.1             Statement of Chief Executive Officer Pursuant to Section 1350 of Title
                    18 of the United States Code

   99.2             Statement of Controller Pursuant to Section 1350 of Title 18 of the
                    United States Code

----------

# Incorporated by reference to the Company's Registration Statement on Form S-4 filed on January 30, 2003.

## Incorporated by reference to the Company's Annual Report on Form 10-KSB for 2003.

### Incorporated by reference to Biosyntrex's Annual Report on Form 10-KSB for 2002.

(b)      Reports on Form 8-K.

         The Company filed three reports on Form 8-K during the quarter ended March 31, 2003. A report was filed on March 5, 2003 reporting that the merger of the Company with Biosyntrex was approved and that the Company's common stock was deemed by operation of Rule 12g3-2 of the Securities Exchange Act of 1934, as amended, to be registered under Section 12(g) of the 1934 Act. A report was filed on March 11, 2003 reporting that the merger was effective on March 5, 2003. A report was filed on March 14, 2003 reporting that a press release had been issued by the Company announcing the preliminary fourth quarter 2002 financial results for Biosyntrex.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 DONLAR CORPORATION

Dated: May 20, 2003                              By: /s/ Larry P. Koskan
                                                 ------------------------------
                                                 Larry P. Koskan, President and
                                                 Chief Executive Officer

                                  CERTIFICATION

         I, Larry P. Koskan, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of Donlar
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 20, 2003                            /s/ Larry P. Koskan
                                               ---------------------------------
                                               Larry P. Koskan, President,
                                               Chief Executive Officer and Chief
                                               Financial Officer

                                  CERTIFICATION

         I, Joel Lurquin, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of Donlar
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 20, 2003                              /s/ Joel H. Lurquin
                                                 ------------------------------
                                                 Joel H. Lurquin, Controller